Form 10QSB
period 2004-07-31
INGENIUM CAPITAL CORP
filed 2004-10-20
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2004

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER           000-50932

INGENIUM CAPITAL CORP.
(Name of small business issuer in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Palmerston Avenue, West Vancouver, BC	V7V 2W1
(Address of principal executive offices)	(Zip Code)

604-763-4880
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,402,000 shares of Common Stock as of October 5, 2004

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

PART I

ITEM 1.                Financial Statements

The following consolidated interim unaudited financial statements of Ingenium Capital Corp. (the "Company") for the three month period ended July 31, 2004 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of July 31, 2004 and January 31, 2004;

(b)	Consolidated Statements of Operations for three months and six months ended July 31, 2004 and for the period from October 27, 2003 (Date of Incorporation) to July 31, 2004;

(c)	Consolidated Statements of Cash Flows for three months and six months ended July 31, 2004 and for the period from October 27, 2003 (Date of Incorporation) to July 31, 2004;

(d)	Consolidated Statement of Stockholders' Equity for the period from October 27, 2003 (Date of Incorporation) to July 31, 2004; and

(e)	Notes to Financial Statements.

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2004

(Unaudited)

(Stated in US Dollars)

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
July 31, 2004 and January 31, 2004
(Unaudited)
(Stated in US Dollars)

	July 31,	January 31,
	2004	2004

ASSETS

Current
Cash	$56,784	$78,792

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,415	$3,360
Due to related party	1,500	-

	5,915	3,360

STOCKHOLDERS' EQUITY

Capital stock
Authorized:
100,000,000 common stock, $0.001 par value
10,000,000 preferred stock $0.001 par value
Issued and outstanding:
7,402,000 common shares (January 31, 2004: 7,402,000)	7,402	7,402
Contributed surplus	84,798	84,798
Deficit accumulated during the pre-exploration stage	(40,638)	(17,045)
Accumulated other comprehensive income (loss)	(693)	277

	50,869	75,432
	$56,784	$78,792

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and six months ended July 31, 2004,
and for the period October 27, 2003 (Date of Incorporation) to July 31, 2004
(Unaudited)
(Stated in US Dollars)

			October 27, 2003
	Three months	Six months	(Date of Incor-
	ended	ended	poration) to
	July 31,	July 31,	July 31,
	2004	2004	2004
Expenses
Accounting and audit fees	$1,928	$2,960	$6,910
Bank charges	40	105	150
Consulting – Note 3	1,500	1,500	1,500
Filing	693	1,513	1,513
Legal fees	3,787	11,470	15,311
Office and miscellaneous	766	1,980	3,642
Mineral property costs	1,442	4,079	11,626

Net loss before other item	(10,156)	(23,607)	(40,652)

Other Item
Interest income	6	14	14

Net loss for the period	(10,150)	(23,593)	(40,638)
Other Comprehensive loss
Foreign currency translation adjustment	(285)	(970)	(693)

Comprehensive loss for the period	$(10,435)	$(24,563)	$(41,331)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,402,000	7,402,000

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended July 31, 2004,
and for the period October 27, 2003 (Date of Incorporation) to July 31, 2004
(Unaudited)
(Stated in US Dollars)

		October 27, 2003
	Six months	(Date of Incor-
	ended	poration) to
	July 31,	July 31,
	2004	2004
Operating Activities
Comprehensive loss for the period	$(24,563)	$(41,331)
Change in non-cash working capital balance related to
operations
Accounts payable and accrued liabilities	1,055	4,415

Cash used in operating activities	(23,508)	(36,916)

Financing Activities
Capital stock subscriptions	-	92,200
Due to related party	1,500	1,500

Cash from financing activities	1,500	93,700

Increase (decrease) in cash during the period	(22,008)	56,784

Cash, beginning of the period	78,792	-

Cash, end of the period	$56,784	$56,784

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period October 27, 2003 (Date of Incorporation) to July 31, 2004
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other
	Common Shares		Paid-in	Pre-Shares	Comprehensive
	Number	Par Value	Capital	Stage	Income	Total

Capital stock issued for cash:
– at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
– at $0.01	1,700,000	1,700	15,300	-	-	17,000
– at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the period	-	-	-	(23,593)	-	(23,593)
Foreign currency translation
adjustment	-	-	-	-	(970)	(970)

Balance, as at July 31, 2004	7,402,000	$7,402	$84,798	$(40,638)	$(693)	$50,869

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004
(Unaudited)
(Stated in US Dollars)

Note 1	Interim Reporting

While the information presented in the accompanying interim six-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America.

The results of operations for the six month period ended July 31, 2004, are not necessarily indicative of the results to be expected for the year ending January 31, 2005

These unaudited interim consolidated financial statements should be read in conjunction with the January 31, 2004 audited consolidated financial statements of the Company.

Note 2	Continuance of Operations

The Company is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has accumulated losses of $40,638 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company was incorporated in the State of Nevada on October 27, 2003

The Company has filed a Form SB–2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 2,402,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2004, Unaudited
(Stated in US Dollars) – Page 2

Note 3	Related Party Transactions

The Company executed a "Management and Administration Services Agreement" dated May 31, 2004 with the president of the Company, whereby the Company incurs $500 per month for this service. At July 31, 2004, the Company accrued consulting fees of $1,500.

ITEM 2.                Management's Discussion and Analysis or Plan of Operations

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a mineral claim that we refer to as the Glove 2 mineral claim (the "Glove Claim"). Exploration of this mineral claim is required before any determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable deposits of gold. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the Glove Claim in December 2003. Title to the mineral claim is registered in the name of Ingenium Capital B.C. Ltd., our wholly owned British Columbia subsidiary, that we incorporated for the purpose of holding title in British Columbia. We completed the first phase of an exploration program on the Glove Claim in January 2004. This initial phase of exploration included compilation of previous exploration data, analysis of the data and preparation of a compilation map and geological report. We received a copy of this geological report dated January 24, 2004. We completed the first stage of the second phase of the exploration program recommended by the geological report in February 2004. We have completed the second stage of the second phase of the exploration program and we received a further geological report on the results of this stage which recommended completion of the first stage of the third phase of the recommended exploration program.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Glove Claim to determine whether there are commercially exploitable reserves of gold. We have recently completed the second stage of the second phase of the exploration program that was recommended as a result of the findings of first phase and the first stage of second stage of our exploration program. We have received a geological report from our geologist summarizing the results of this exploration. Our consulting geologist recommended in his report on the second stage of phase two that we proceed to the first stage of the third phase of the recommended exploration program on the Glove Claim. The third phase of our exploration program is recommended to consist of a general and detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.

Based on our review of the geological report of our consulting geologist, we have determined to proceed to the third phase of the recommended exploration program. This third phase of the exploration is anticipated to cost $7,500. We anticipate proceeding with the first stage of phase three in late 2004. We will obtain a geological report from our consulting geologist on this first stage of phase three once this exploration work has been completed and prior to proceeding with any further stages of our exploration program.

For each subsequent phase of exploration program that we undertake, we will make an assessment as to whether the results from the phase of exploration warrant additional exploration. Each assessment will include an assessment of our cash reserves after the completion of the prior phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

To July 31, 2004, we have expended a total of $11,626 on completing the first phase and the second phase of our exploration program. The third phase of the exploration is anticipated to cost $7,500 and the fourth phase of our exploration program is anticipated to cost $11,250. We have sufficient cash on hand to complete the third and fourth stages of our exploration program without additional financing.

We anticipate that further exploration work beyond stage four will require additional funding in the event that our current cash on hand is insufficient for any additional work proposed. In the event that we shall require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Professional Fees	$10,000
Office Expenses	$10,000
Mineral Exploration Expenses (Phase Three: $7,500 and Phase Four: $11,250)	$18,750
Management and Administrative Expenses	$6,000
TOTAL	$44,750

We had cash in the amount of $56,784 as of July 31, 2004. Our total expenditures over the next twelve months are anticipated to be approximately $44,750. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. After the twelve month period, and in the event we decide to proceed with the fifth phase of our exploration program, we will need to obtain additional financing for any operational or exploration expenses.

Results Of Operations For the Periods Ending January 31, 2004 and July 31, 2004

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties, of which there is no assurance. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Our operating expenses for the three months and six months ended July 31, 2004 and for the period from October 27, 2003 (incorporation) to July 31, 2004 included the following expenses:

Operating Expenses	Period from October 27, 2003 (Incorporation) to July 31, 2004	Three Months ended July 31, 2004	Six Months Ended July 31, 2004
Accounting and Audit Fees Bank Charges Consulting [1]	$6,910 150 1,500	$1,928 40 1,500	$2,960 105 1,500

Operating Expenses	Period from October 27, 2003 (Incorporation) to July 31, 2004	Three Months ended July 31, 2004	Six Months Ended July 31, 2004
Filing	1,513 15,311 3,642 11,626	693 3,787 766 1,442	1,513 11,470 1,980 4,079
Legal Fees Office and Miscellaneous Mineral Property Costs
Total Operating Expenses	$40,652	$10,156	$23,607
Comprehensive Loss for the Period	$41,331	$10,435	$24,563
Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00

(1)
Related Party Transaction - We executed a "Management and Administration Services Agreement" dated May 31, 2004 with Mr. William Asselstine, our president, whereby we incur $500 per month for this service. At July 31, 2004, we had accrued consulting fees of $1,500.

Mineral property costs were incurred in connection with our undertaking the initial phases of our exploration program on the Glove 2 mineral claim. Legal expenses were incurred in connection with our corporate organization and our filing a registration statement with the Securities and Exchange Commission.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as we are now a reporting company with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $56,784 as of July 31, 2004, compared to cash of $78,792 as of January 31, 2004. We had working capital of $50,869 as of July 31, 2004, compared to working capital of $75,432 as of January 31, 2004.

Our total expenditures over the next twelve months are anticipated to be approximately $44,750. Our working capital is sufficient to pay for the costs of phases one through four of the exploration program, however, we will need additional financing to complete the remaining fifth phase of our exploration program and any subsequent exploration work that may be recommended once our exploration program is complete. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.                Legal Proceedings

We are not party to any legal proceedings.

Item 2.                Changes in Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the "1933 Act") during the three months ended July 31, 2004.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending July 31, 2004.

Item 5.                Other Information

None

Item 6.                Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
10.1
Bill of Sale Absolute executed by John Kemp in favour of Ingenium Capital BC Ltd. and filed with the British Columbia Ministry of Employment and Investment – Energy and Minerals Division–Minerals Title Branch on December 22, 2003 (2)

10.2	Management and Services Agreement between Ingenium Capital Corp. and William Asselstine dated May 1, 2004 (2)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company's registration statement on Form SB-2 filed with the Commission on April 21, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Amendment No. 1 to registration statement on Form SB-2 on June 24, 2004.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended July 31, 2004 and has not filed any Current Reports on Form 8-K since July 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGENIUM CAPITAL CORP.

By:	/s/ William Asselstine

William Asselstine, President, Chief Executive Officer
and Chief Financial Officer Director

Date: October 15, 2004