Form 10QSB
period 2004-10-31
INGENIUM CAPITAL CORP
filed 2004-12-15
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2004

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

604-763-4880
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,402,000 shares of Common Stock as of December 10, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1.            Financial Statements

The following consolidated interim unaudited financial statements of Ingenium Capital Corp. (the “Company”) for the nine month period ended October 31, 2004 are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheets as of October 31, 2004 and January 31, 2004;

(b)	Consolidated Statements of Operations for three months and nine months ended October 31, 2004 and for the period from October 27, 2003 (Date of Incorporation) to October 31, 2004;

(c)	Consolidated Statements of Cash Flows for three months and nine months ended October 31, 2004 and for the period from October 27, 2003 (Date of Incorporation) to October 31, 2004;

(d)	Consolidated Statement of Stockholders' Equity for the period from October 27, 2003 (Date of Incorporation) to October 31, 2004; and

(e)	Notes to Financial Statements.

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2004

(Unaudited)

(Stated in US Dollars)

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
October 31, 2004 and January 31, 2004
(Unaudited)
(Stated in US Dollars)

	October 31,	January 31,
	2004	2004
ASSETS

Current
Cash	$37,835	$78,792

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,075	$3,360
Due to related party - Note 3	500	-

	6,575	3,360

STOCKHOLDERS’ EQUITY
Capital stock
Authorized:
100,000,000 common stock, $0.001 par value
10,000,000 preferred stock $0.001 par value
Issued and outstanding:
7,402,000 common shares (January 31, 2004: 7,402,000)	7,402	7,402
Additional Paid-in Capital	84,798	84,798
Deficit accumulated during the pre-exploration stage	(60,165)	(17,045)
Accumulated other comprehensive income (loss)	(775)	277

	31,260	75,432

	$37,835	$78,792

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended October 31, 2004, for the period October 27, 2003 (Date of Incorporation) to October 31, 2003
and for the period October 27, 2003 (Date of Incorporation) to October 31, 2004
(Unaudited)
(Stated in US Dollars)

		October 27, 2003		October 27, 2003
	Three months	(Date of Incor-	Nine months	(Date of Incor-
	ended	poration) to	ended	poration) to
	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2004
Expenses
Accounting and audit fees	$2,068	$-	$5,028	$8,978
Bank charges	43	-	148	193
Management - Note 3	1,500	-	3,000	3,000
Filing	544	-	2,057	2,057
Legal fees	5,698	1,532	17,168	21,009
Office and miscellaneous	4,386	-	6,366	8,028
Mineral property costs	2,870	-	6,949	14,496
Transfer agent	2,423	-	2,423	2,423

Net loss before other item	(19,532)	(1,532)	(43,139)	(60,184)

Other Item
Interest income	5	-	19	19

Net loss for the period	(19,527)	(1,532)	(43,120)	(60,165)

Other Comprehensive loss
Foreign currency translation
adjustment	(82)	-	(1,052)	(775)

Comprehensive loss for the period	$(19,609)	$(1,532)	$(44,172)	$(60,940)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding	7,402,000	-	7,402,000

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended October 31, 2004,
for the period October 27, 2003 (Date of Incorporation) to October 31, 2003
and for the period October 27, 2003 (Date of Incorporation) to October 31, 2004
(Unaudited)
(Stated in US Dollars)

		October 27, 2003	October 27, 2003
	Nine months	(Date of Incor-	(Date of Incor-
	ended	poration) to	poration) to
	October 31,	October 31,	October 31,
	2004	2003	2004
Operating Activities
Comprehensive loss for the period	$(44,172)	$(1,532)	$(60,940)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	2,715	1,532	6,075

Cash used in operating activities	(41,457)	-	(54,865)

Financing Activities
Capital stock subscriptions	-	-	92,200
Due to related party	500	-	500

Cash from financing activities	500	-	92,700

Increase (decrease) in cash during the period	(40,957)	-	37,835

Cash, beginning of the period	78,792	-	-

Cash, end of the period	$37,835	$-	$37,835

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
 (A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 27, 2003 (Date of Incorporation) to October 31, 2004
(Unaudited)
(Stated in US Dollars)

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Pre-	Other
	Common Shares		Paid-in	Shares	Comprehensive
	Number	Par Value	Capital	Stage	Income (Loss)	Total

Capital stock issued for cash:
- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	1,700,000	1,700	15,300	-	-	17,000
- at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the period	-	-	-	(43,120)	-	(43,120)
Foreign currency translation
adjustment	-	-	-	-	(1,052)	(1,052)

Balance, as at October 31, 2004	7,402,000	$7,402	$84,798	$(60,165)	$(775)	$31,260

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2004
Unaudited
(Stated in US Dollars)

Note 1	Interim Reporting

While the information presented in the accompanying interim nine-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America.

The results of operations for the nine-month period ended October 31, 2004, are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

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

These financial statements have been prepared on a going concern basis. The Company has yet to achieve profitable operations and has accumulated losses of $60,940 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company was incorporated in the State of Nevada on October 27, 2003.

The Company has filed a Form SB–2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 2,402,000 common shares at an offering price of $0.10 per share. The Company will not receive any proceeds from this offering as these shares have already been issued.

Note 3	Related party Transactions

The Company has executed a "Management and Administrative Services Agreement", dated May 1, 2004, with the president of the Company, whereby the Company incurs $500 per month for this service. As at October 31, 2004 the Company paid or accrued management fees of $3,000.

ITEM 2.            Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a mineral claim that we refer to as the Glove 2 mineral claim (the “Glove Claim”). Exploration of this mineral claim is required before any determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable deposits of gold. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the Glove Claim in December 2003. Title to the mineral claim is registered in the name of Ingenium Capital B.C. Ltd., our wholly owned British Columbia subsidiary, that we incorporated for the purpose of holding title in British Columbia. We completed the first phase of an exploration program on the Glove Claim in January 2004. This initial phase of exploration included compilation of previous exploration data, analysis of the data and preparation of a compilation map and geological report. We received a copy of this geological report dated January 24, 2004. We completed the first stage of the second phase of the exploration program recommended by the geological report in February 2004 and the second stage of phase two in August 2004. We have completed the first stage of the third phase of the exploration program in November 2004 and we received a further geological report on the results of this stage which recommended completion of the second stage of the third phase of the recommended exploration program.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Glove Claim to determine whether there are commercially exploitable reserves of gold. In August 2004, we completed the second stage of the second phase of the exploration program that was recommended as a result of the findings of first phase and the first stage of second stage of our exploration program. We received a geological report from our geologist summarizing the results of this exploration. Our consulting geologist recommended in his report on the second stage of phase two that we proceed to the first stage of the third phase of the recommended exploration program on the Glove Claim. The third phase of our exploration program is recommended to consist of a general and detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.

Based on our review of the geological report of our consulting geologist, we determined to proceed to the third phase of the recommended exploration program. This third phase of the exploration is anticipated to cost $7,500. We completed the first stage of phase three in November 2004. We have obtained a geological report from our consulting geologist on this first stage of phase three based on completion of the first phase of stage three. The geological report recommends proceeding with the second stage of phase three of our exploration program. We plan to complete the second stage of phase three of our exploration program as recommended by the geological report.

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

To October 31, 2004, we have expended a total of $14,496 on completing the first phase and the second phase of our exploration program. The third phase of the exploration is anticipated to cost $7,500 and the fourth phase of our exploration program is anticipated to cost $11,250. We have sufficient cash on hand to complete the third and fourth stages of our exploration program without additional financing.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Professional Fees	$10,000
Office Expenses	$10,000
Mineral Exploration Expenses (Stage Two of Phase Three: $3,750 and Phase Four: $11,250)	$15,000
Management and Administrative Expenses	$6,000
TOTAL	$41,000

We had cash in the amount of $37,835 as of October 31, 2004. Our total expenditures over the next twelve months are anticipated to be approximately $41,000. Of this amount, we anticipate that management fees payable to Mr. William Asselstine, in the anticipated amount of $6,000, will be accrued. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. After the twelve month period, and in the event we decide to proceed with the fifth phase of our exploration program, we will need to obtain additional financing for any operational or exploration expenses.

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

Results Of Operations For the Periods Ending January 31, 2004 and October 31, 2004

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

Our operating expenses for the three months and nine months ended October 31, 2004 and for the period from October 27, 2003 (incorporation) to October 31, 2004 included the following expenses:

Operating Expenses	Period from October 27, 2003 (Incorporation) to October 31, 2004	Three Months ended October 31, 2004	Nine months Ended October 31, 2004
Accounting and Audit Fees	$ 8,978	$ 2,068	$ 5,028
Bank Charges	193	43	148
Management[1]	3,000	1,500	3,000
Filing	2,057	544	2,057
Legal Fees	21,009	5,698	17,168
Office and Miscellaneous	8,028	4,386	6,366
Mineral Property Costs	14,496	2,870	6,949
Transfer Agent	2,423	2,423	2,423
Total Operating Expenses	$60,184	$19,532	$43,139
Comprehensive Loss for the Period	$60,940	$19,609	$44,172
Basic and Diluted Loss Per Share	$0.01	$0.00	$0.01

(1)
Related Party Transaction - We executed a “Management and Administration Services Agreement” dated May 31, 2004 with Mr. William Asselstine, our president, whereby we incur $500 per month for this service. At October 31, 2004, we had accrued consulting fees of $3,000.

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

Liquidity and Capital Resources

We had cash of $37,835 as of October 31, 2004, compared to cash of $78,792 as of January 31, 2004. We had working capital of $31,260 as of October 31, 2004, compared to working capital of $75,432 as of January 31, 2004.

Our total expenditures over the next twelve months are anticipated to be approximately $41,000. We anticipate that we will continue to defer payment of management fees to Mr. William Asselstine, our president, in the amount of $6,000 over the next six months. Accordingly, we believe that we have sufficient funds available to enable us to complete the second stage of phase three and phase four of exploration program, however, we will need additional financing to complete the remaining fifth phase of our exploration program and any subsequent exploration work that may be recommended once our exploration program is complete. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

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

ITEM 3.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 2.            Changes in Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during the three months ended October 31, 2004.

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending October 31, 2004.

Item 5.            Other Information

None

Item 6.            Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
10.1
Bill of Sale Absolute executed by John Kemp in favour of Ingenium Capital BC Ltd. and  filed with the British Columbia Ministry of Employment and Investment – Energy and  Minerals Division–Minerals Title Branch on December 22, 2003 (2)

10.2	Management and Services Agreement between Ingenium Capital Corp. and William Asselstine dated May 1, 2004 (2)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s registration statement on Form SB-2 filed with the Commission on April 21, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Amendment No. 1 to registration statement on Form SB-2 on June 24, 2004.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGENIUM CAPITAL CORP.

By:	/s/ William Asselstine
William Asselstine, President, Chief Executive Officer
and Chief Financial Officer Director

Date: December 15, 2004