Form 10KSB
period 2005-01-31
INGENIUM CAPITAL CORP
filed 2005-05-02
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended January 31, 2005

  ☐   Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___________________ to ___________________

COMMISSION FILE NUMBER: 0-50932

INGENIUM CAPITAL CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2360 Palmerston Avenue, West Vancouver, British
Columbia, Canada	V7V 2W1
(Address of principal executive offices)	(Zip Code)

604-763-4880
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:
NONE.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.) $240,200 as of April 28, 2005, based on the last sale price of our common stock of $0.10 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 7,402,000 shares of common stock as of April 28, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

1 of 29

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

CORPORATE ORGANIZATION

We were incorporated on October 27, 2003 under the laws of the State of Nevada.

We have one subsidiary, namely Ingenium Capital B.C. Ltd., our wholly owned subsidiary incorporated under the laws of British Columbia.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a mineral claim that we refer to as the Glove 2 mineral claim (the “Glove Claim”). Exploration of this mineral claim is required before any determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. Our plan of operations is to carry out exploration work on this claim in order to ascertain whether they possess commercially exploitable deposits of gold. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified.

Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of gold. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the Glove Claim in December 2003. Title to the mineral claim is registered in the name of Ingenium Capital B.C. Ltd., our wholly owned British Columbia subsidiary, that we incorporated for the purpose of holding title in British Columbia.

2 of 29

We have completed three phases of a recommendation five phase exploration program on the Glove Claim, with the second stage of the third phase being completed in April 2005. We are presently evaluating the results of this third phase and determining whether to proceed with a fourth additional phase of the exploration program or whether to revise our exploration plans based on the recommendations of our consulting geologist.

Acquisition of the Glove Claim

The Glove Claim was staked on our behalf by John Kemp for consideration of $4,000. We acquired a 100% undivided interest in the Glove Claim from Mr. Kemp in December 2003. Title to the Glove Claim is held in the name of our wholly owned subsidiary, Ingenium Capital B.C. Ltd.

Description of the Glove Mineral Claim

The Glove Claim is comprised of a twenty unit grid claim block with an area of 400 hectares and located in the Pass Creek area 20 kilometers north of Grand Forks, British Columbia, Canada.

The Glove Claim is recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
GLOVE 2	237750	407217	December 14, 2005

Title to the Glove Claim is held in the name of our wholly owned subsidiary, Ingenium Capital B.C. Ltd. The Province of British Columbia owns the land covered by the mineral claim.

Our mineral claim will expire on December 14, 2005. We intend to extend our claim on this expiration date. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work. The fee amount is approximately $100 per claim, per year in the first three years, and $200 per claim, per year afterwards, up to ten years. We have completed sufficient mineral exploration work on the property this year to maintain the claims in good standing to December 14, 2006 without paying a filing fee to the Province of British Columbia in lieu of completing exploration work.

Location, Access and Physiography

The Glove Claim is comprised of a twenty unit grid claim block with an area of 400 hectares and located in the Pass Creek area 20 kilometers north of Grand Forks, British Columbia, Canada and five kilometers north of the Canada-United States border. The property is located within the Greenwood Mining Division in British Columbia. A map showing the location of the Glove 2 mineral claim is attached hereto.

The Glove Claim region is situated within the dry belt of British Columbia with rainfall between 25 and 30 centimeters per year. Temperatures during the summer months could reach a high of 30°C and average 25°C with the winter temperatures reaching a low of -15°C. On the property, there is snow on the ground from December to April. This would not hamper a year-round exploration program according to our geologist. The general climate of the area would allow a snow free surface exploration program of up to nine months per year at the lower elevations.

The property is located within the Christina Range of the Monashee Mountains which is characterized by moderate to steep forested slopes to elevations of 1,950 meters. Elevations on the property range between 1,200 and 600 meters.

3 of 29

Grand Forks and Greenwood, are historic mining centers located within 40 kilometers of the property. They may be a source of experienced mining personnel and mining related equipment for us. Castlegar, located 175 kilometers east of the property or Penticton, located 140 kilometers north of the property, are serviced daily by commercial airline. Vancouver, the largest city in the Province of British Columbia, is located seven hours distant by road and less than one hour by air from Penticton or Castlegar. Access from Grand Forks is provided by a paved highway for ten kilometers with the last two kilometers by an all-weather gravel road directly to the Glove Claims. Access to Grand Forks is by British Columbia provincial highway number 3 from Penticton or Castlegar.

Sufficient water for all phases of our proposed exploration program may be available from Pass Creek or Granby River, both adjacent to the property, or from many other variably sized water courses within the boundary of the property. Electrical power may be available from a high voltage transmission line that is within one kilometer from the property.

Exploration History of the Glove Claim

The Glove Claim covers ground that has been explored since 1901 and resulted in underground exploratory workings and the delineation of three mineralized zones. The claim incorporates the former Simpson mine which includes open cuts, shafts, and drifts exploring mineralized zones. In 1934, Hecla Mining shipped 364 tons of material from the Simpson Mine on the Glove Claim which averaged 0.72 oz Au/ton and 0.25 oz Ag/ton.

Subsequent exploration work on the Glove Claim ground included geochemical, geophysical, and geological surveys in addition to diamond drilling predominantly within one of the three mineral zones known on the property. Exploration work has been carried on intermittently on the Glove Claim during the 1960’s, 1970’s, 1980’s and 1990’s.

Property Geology and Mineralization

Exploration work on the Glove Claim has resulted in the delineation of three main zones of mineralization. These three zones are the Glover Creek zone, the Main zone and the East zone. In addition, other showings of mineralization have been observed which warrant further exploration. The gold mineralization on the Glove claim occurs within massive sulfide zones and skarn zones. Prior drilling results have indicated that the mineral zones vary in grade from low grade mineralization near surface to higher grade mineralization to depth.

A continuing exploration program of geological, geochemical and geophysical surveys is recommended by our geologist to delineate potentially economic mineral zones. The recommended exploration is discussed in further detail below under the heading “Current State of Exploration.”

Recommendations of Geological Report and the Proposed Geological Exploration Program

We engaged Laurence Sookochoff, P.Geo., to prepare a geological evaluation report on the Glove Claim. Mr. Sookochoff is a consulting geologist and professional engineer in the Geological Section of the Association of Professional Engineers of the Province of British Columbia, Canada.

The work completed by Mr. Sookochoff in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim. The work involved in this data acquisition included report reproduction and compilation of preexisting information.

We received the geological evaluation report on the Glove Claim prepared by Mr. Sookochoff on January 24, 2004. This report is entitled "Geological Evaluation Report on the Glove 2 Mineral Claim". The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a

4 of 29

result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

In his geological report, Mr. Sookochoff, recommended that a five phase exploration program, at an estimated cost of $65,250, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The five phase program consists of the following:

Phase	Exploration Program	Status	Cost (1)
Phase I	Compilation of previous exploration data, preparation of a compilation map, and analysis of the data and compilation map.	Completed in January, 2004.	$3,750
Phase II	A. General field examination and study of known
       mineral zones including localized geophysical
       surveys.

B.   Detailed field examination and study of known
       mineral zones including localized geophysical
	surveys.	Completed in February, 2004. Field work completed in May 2004 and Property Report received in early August 2004.	$2,625 $2,625
Phase III	A. General field examination of potential exploration
       sites, including geological mapping, localized
       geophysical surveys and sampling using the
       knowledge obtained from  the known exploration
       areas.

B.   Detailed field examination of potential exploration
       sites, including geological mapping, localized
       geophysical surveys and sampling using the
       knowledge obtained from the known exploration
	areas.	Completed in November 2004. Completed in April 2005.	$3,750 $3,750
Phase IV	Test diamond drilling of the targets delineated within the potential exploration sites.	To be re-evaluated in view of results of Phase III of the exploration program.	$11,250
Phase V	Follow-up diamond drilling.	To be re-evaluated in view of results of Phase III of the exploration program.	$37,500

(1) Based on a conversion of $1.00 CDN equal to $0.75 US.

Phase I of our exploration program, consisting of a compilation of previous exploration data, preparation of a compilation map, and analysis of the data and compilation map was completed by our geologist in January, 2004. The first stage of phase II of our exploratory program was conducted by Mr. Sookochoff on February 13, 2004 and consisted of general field examination and a study of known mineral zones

5 of 29

including localized geophysical surveys. Mr. Sookochoff completed his review of Phase II work results on our Glove Claim and provided us with a report containing his conclusions. Mr. Sookochoff concluded that the results were favorable and he recommended we proceed to the next stage of phase II of our exploration program. The second stage of our phase II exploration program consists of detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas, is expected to be completed by mid 2004. Mr. Sookochoff completed the field work for the second stage of the second phase of the exploration program in May 2004. We received a further geological report from Mr. Sookochoff on the results of second stage of phase two of the exploration program in early August 2004, as discussed below under the heading “Current State of Exploration”. Mr. Sookochoff concluded that the results of second stage of phase two are sufficiently positive to warrant proceeding with the first stage of phase three of the recommended work program.

We have completed the first stage of the third phase of the exploration program in November 2004 and the second stage of the third phase of the exploration program in April 2005. We received further geological reports on the results of each stage. The results of the third phase of the exploration program are presented below under “Current State of Exploration”. We have only recently received these results and are presently evaluating whether our planned exploration program should be re-evaluated.

Current State of Exploration

Our mineral claim presently does not have any mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim.

We have only recently commenced exploration of the Glove Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Phase I of our exploration program, consisting of a compilation of previous exploration data, preparation of a compilation map, and analysis of the data and compilation map, was completed in January, 2004. The results of our phase I exploration program delineated three main zones of mineralization in addition to other mineralized showings that warrant additional exploration work.

The three mineralization zones identified by our geologist are described as follows: (i) the Glover Creek zone, containing a zone of massive sulfides bearing some gold values; (ii) the Main zone which has indicated some erratic gold values in a 121 meter zone; and (iii) the Eastern zone, in which the sample drilling failed to intersect the mineral zone exposed in the outcrop. A zone of volcanogenic sulfides was located north and west of the Glover Creek massive sulphide zone. Our geologist indicated that the encouraging features of the Glover Creek area is in the potential of delineating a volcanogenic related zone with economic copper, zinc, gold and silver values. Other mineral showings indicated by our geologist to warrant further exploration is the showing west of Glover Creek and the Simpson Mine which has had limited production, but has never been drilled.

The first stage of phase II of our exploration program consisting of a general field examination and study of known mineral zones including localized geophysical surveys, was completed in February, 2004. The check sampling on the Main zone on the property confirmed the presence of significant gold values within skarn and massive sulphide zones. In addition, check sampling of the adit mineral zone confirmed the presence of gold values within a skarn zone at the adit level. Based on the results of the first stage of phase II of our exploration program, our geologist recommended that we proceed with the second stage of phase II consisting of a more detailed field examination and study of known mineral zones including localized geophysical surveys. Field work for the second stage of phase II of our exploration program was completed in May 2004 and we received a further geological report from Mr. Sookochoff on the results of second stage of phase two of the exploration program in early August 2004. Field work included a field examination, the collection and assaying of samples and an electromagnetic survey. Mr. Sookochoff examined the showings in the property for their individual potential in delineating zones of potential

6 of 29

economic mineralization. Mr. Sookochoff also analyzed the results of the electromagnetic survey. Mr. Sookochoff concluded in his report on the results of this second stage of phase two that the massive sulphide veins of the three zones, the Glover, Main and East, appear to be the same mineral event in time and space hosted by the original east-west structures within a sequence of volcanics and sediments. Mr. Sookochoff concluded that the results of second stage of phase two are sufficiently positive to warrant proceeding with the first stage of phase three of the recommended work program.

We received the report of Mr. Sookochoff dated April 15, 2005 on the results of the second stage of phase III of our recommended exploration program. This stage was comprised of a detailed field examination of potential exploration sites including localized geophysical surveys. The results of this third phase were not sufficiently positive for Mr. Sookochoff to recommend that we proceed with the fourth phase of the exploration program. Rather, Mr. Sookochoff recommended that the overall exploration program be reassessed with a view to evaluating a mineralized zone identified west of Glover Creek. Based on this geological report, we are currently assessing whether to proceed with the fourth phase of exploration or to proceed with a modified fourth phase of exploration that would focus on the mineralized zone identified west of Glover Creek.

Competition

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete for mineral properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the mineral properties. This competition could result in junior exploration companies acquiring mineral claims.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or

7 of 29

about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health,  Safety and Reclamation Code for mines in British Columbia contain standards for employment,  occupational health and safety, accident investigation, work place conditions, protective equipment,  training programs, and site supervision. Also, the Mineral Exploration Code contains standards for  exploration activities including construction and maintenance, site preparation, drilling, trenching and work  in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending  upon the nature and scope of the proposed exploration program. If the exploration activities require the  falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests.  Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the  proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to  the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact  statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by  the geological report. British Columbia law requires that a holder of title to mineral claims must spend at  least CDN$100 per mineral claim unit per year in order to keep the property in good standing, which we  have done. Our annual cost of compliance with the Mineral Tenure Act is presently approximately  CDN$2,000 per year.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration  work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back  as close to its original state as possible. Other potential pollution or damage must be cleaned-up and  renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing  the land back to its natural state after completion of exploration activities. Environmental remediation  refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused.  The amount of these costs is not known at this time as we do not know the extent of the exploration  program that will be undertaken beyond completion of the recommended work program. Because there is  presently no information on the size, tenor, or quality of any resource or reserve at this time, it is  impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us  in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia  Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete  and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The  initial exploration activities on the Glove Claim (grid establishment, geological mapping, soil sampling,  geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any  follow-up trenching and/or drilling will require permits, applications for which will be submitted well in  advance of the planned work. We will be required to obtain a permit prior to commencing our phase IV  and phase V diamond drilling program, in the event we proceed with those phases of our exploration  program.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will  be greater because the impact on the project area is greater. Permits and regulations will control all  aspects of the production program if the project continues to that stage. Examples of regulatory  requirements include:

•	Water discharge will have to meet drinking water standards;

•	Dust generation will have to be minimal or otherwise re-mediated;

•	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

•	An assessment of all material to be left on the surface will need to be environmentally benign;

8 of 29

•	Ground water will have to be monitored for any potential contaminants;

•	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Employees

We have no employees as of the date of this Annual Report other than our two officers. We conduct our business largely through agreements with consultants and arms-length third parties.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

Other than Ingenium Capital B.C. Ltd., our wholly owned subsidiary incorporated under the laws of British Columbia, we have no subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report on Form 10-KSB:

adit	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

diamond drill(ing)
A rotary type of rock drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimetres or more in diameter.

drift	A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

massive	Solid (without fractures) wide (thick) rock unit.

massive sulfide zones	A zone containing predominantly sulfide minerals.

9 of 29

mineralization	The concentration of metals and their chemical compounds within a body of rock.

quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

reserve	For the purposes of this Annual Report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

skarn	A term used to describe the metamorphic rocks surrounding an igneous intrusive where the latter comes in contact with a limestone or dolomite rock formation.

skarn zones	A contact zone with an intrusive that contains “skarn” minerals such as magnetite and garnets.

sulfide zones	Zones containing sulfide minerals.

vein	An occurrence of minerals with an irregular development in length, width and depth usually from an intrusion of igneous rock.

volcanics	Volcanically formed rocks.

volcanogenic sulfide zones	Sulfide zones originating as a result of volcanism.

zones	A continuous dissimilar section.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

10 of 29

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

If we do not obtain additional financing, our business will fail

In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. As of January 31, 2005, we had cash in the amount of $22,554. We currently do not have any operations and we have no income. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the company’s ability to continue as a going concern

We have incurred a net loss of $74,778 for the period from October 27, 2003 (inception) to January 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended January 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail

We were incorporated on October 27, 2003 and to date have been involved primarily in organizational activities and the acquisition of the Glove mineral claim. We have not earned any revenues as of the date of this Annual Report. We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of gold in our optioned mineral claim. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

11 of 29

As the possibility of the Glove 2 mineral claim containing reserves of gold is extremely remote, all funds that we plan to spend on exploration of the Glove 2 mineral claims will probably be lost and unrecoverable.

The probability of an individual mineral claim such as the Glove Claim having reserves is extremely remote. In all probability our exploration activities will not result in our establishing that the Glove Claim contains reserves. Accordingly, the funds that we spend on exploration activities on the Glove Claim will probably be lost and unrecoverable.

Even if we discover commercial reserves of precious metals on our mineral claim, we may not be able to raise the financing that would be required for us to successfully obtain commercial production

Our mineral claim does not contain any known reserves of gold or other precious minerals. If our exploration programs are successful in discovering reserves of gold or other precious minerals of commercial tonnage and grade, we will require additional funds in order to place the mineral claim into commercial production. At this time, there is a risk that we will not be able to obtain such financing as and when needed. There is no assurance that we will be able to secure the financing that we will require to commence commercial production even if our exploration programs are successful in discovering reserves of commercial tonnage

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration

Once exploration begins, access to the claim may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Our directors and officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Asselstine will not be spending a significant amount of time on our business. Mr. Asselstine expects to expend approximately 5 hours per week on our business.

12 of 29

Competing demands on Mr. Asselstine's time may lead to a divergence between his interests and the interests of other shareholders.

Because our directors and executive officers do not have formal training specific to the technicalities of mineral exploration, our management may make decisions that will reduce the likelihood of our being able to locate commercially exploitable reserves with the result that there is a higher risk our business will fail.

Neither William Asselstine nor Derrick Page, our executive officers and directors, has any formal scientific or technical training as a geologist or as a mining engineer, any technical training in the management of a mineral exploration company or any other professional or technical credentials related to mineral exploration, mine development or mining. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to locate commercially exploitable reserves on our mineral claims with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In view of this risk, we will have to rely on the technical services of others trained in appropriate areas. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan.

RISKS RELATED TO LEGAL UNCERTAINTY AND REGULATIONS

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,500 per year.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production

If the results of our geological exploration program indicate commercially exploitable reserves, and we decide to pursue commercial production of our mineral claim, we may be subject to an environmental review process under environmental assessment legislation. Compliance with an environmental review process may be costly and may delay commercial production. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

ITEM 2.                DESCRIPTION OF PROPERTIES.

We have acquired a 100% undivided interest in a mineral claim known as the Glove Claim comprised of a twenty unit grid claim block with an area of 400 hectares and located in the Pass Creek area 20 kilometers north of Grand Forks, British Columbia, Canada.

Our sole director currently provides office space in his home at 2360 Palmerston Ave., West Vancouver, British Columbia, Canada which we use as our principal offices. The use of these premises as our principal offices is provided pursuant to a management and administrative services agreement with Mr.

13 of 29

Asselstine dated May 1, 2004. We do not pay any extra amount under our management and administrative services agreement for use of these premises. This term of this management and administrative services agreement is on a month-to-month basis.

ITEM 3.                LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended January 31, 2005.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON STOCK

There is presently no public market for our common stock. We have made an application for trading of our common stock on the NASD over the counter bulletin board. However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

14 of 29

HOLDERS OF OUR COMMON STOCK

As of the date of this Annual Report, we had fifty four (54) registered shareholders.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities without registration under the Securities Act of 1933 during our fiscal year ended January 31, 2005.

ITEM 6.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our business plan is to proceed with the exploration of the Glove Claim to determine whether there are commercially exploitable reserves of gold.

In August 2004, we completed the second phase of the exploration program that was recommended as a result of the findings of first phase of our exploration program. We received a geological report from our geologist summarizing the results of this exploration. Our consulting geologist recommended in his report that we proceed to the first stage of the third phase of the recommended exploration program on the Glove Claim. The third phase of our exploration program was recommended to consist of a general and detailed field examination of potential exploration sites, including geological mapping, localized geophysical surveys and sampling using the knowledge obtained from the known exploration areas.

We completed the first stage of the third phase of the exploration program in November 2004 and the second stage of the third phase of the exploration program in April 2005. We received further geological reports on the results of each stage. We received the report of Mr. Sookochoff dated April 15, 2005 on the results of the second stage of phase III of our recommended exploration program. We have only recently received these results and are presently evaluating whether our planned exploration program should be re-evaluated. The results of this third phase were not sufficiently positive for Mr. Sookochoff to recommend that we proceed with the fourth phase of the exploration program. Rather, Mr. Sookochoff recommended that the overall exploration program be reassessed with a view to evaluating a mineralized zone identified west of Glover Creek. Based on this geological report, we are currently assessing whether to proceed with the fourth phase of exploration or to proceed with a modified fourth phase of exploration that would focus on the mineralized zone identified west of Glover Creek.

For each subsequent phase of exploration program that we undertake, we will make an assessment as to whether the results from the phase of exploration warrant additional exploration. Each assessment will include an assessment of our cash reserves after the completion of the prior phase, the price of minerals

15 of 29

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

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Professional Fees	$10,000
Office Expenses	$10,000
Mineral Exploration Expenses (Phase Four: $11,250, if we determine to proceed with this phase)	$11,250
Management and Administrative Expenses	$6,000
TOTAL	$37,250

We had cash in the amount of $22,554 as of January 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $37,250. Of this amount, we anticipate that management fees payable to Mr. William Asselstine, in the anticipated amount of $6,000, will be accrued. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. As a result of our cash and working capital position, we will need to obtain additional financing in order to continue our exploration programs for the next twelve months. Accordingly, we will require further funding to proceed with exploration of our mineral property. However, we may proceed with an additional modified fourth phase of exploration with a more limited budget which we could complete with our available funds.

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

Results Of Operations For the Periods Ending January 31, 2005 and 2004

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

16 of 29

Our operating expenses for the year ended January 31, 2005, for the period from October 27, 2003 (incorporation) to January 31, 2004 and for the period from October 27, 2003 (incorporation) to January 31, 2005 included the following expenses:

Operating Expenses	Year ended January 31, 2005	Period from October 27, 2003 (Incorporation) to January 31, 2004	Period from October 27, 2003 (Incorporation) to January 31, 2005
Accounting and Audit Fees	$10,050	$3,950	$14,500
Bank Charges	171	45	216
Management[1]	4,500	nil	4,500
Filing	2,452	nil	2,452
Legal Fees	20,011	3,841	23,852
Office and Miscellaneous	7,035	1,662	8,697
Mineral Property Costs	9,785	7,547	17,332
Transfer Agent	3,250	nil	3,250
Total Operating Expenses	$57,754	$17,045	$74,799
Comprehensive Loss for the Period	$59,166	$16,768	$75,934
Basic and Diluted Loss Per Share	$0.01	$0.00	$0.01

(1)
Related Party Transaction - We executed a “Management and Administration Services Agreement” dated May 31, 2004 with Mr. William Asselstine, our president, whereby we incur $500 per month for this service. During the year ended January 31, 2005, we had incurred consulting fees of $4,500.

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

17 of 29

Liquidity and Capital Resources

We had cash of $22,554 as of January 31, 2005, compared to cash of $78,792 as of January 31, 2004. We had working capital of $16,266 as of January 31, 2005, compared to working capital of $75,432 as of January 31, 2004.

Our total expenditures over the next twelve months are anticipated to be approximately $37,250. We anticipate that we will continue to defer payment of management fees to Mr. William Asselstine, our president, in the amount of $6,000 over the next twelve months. Accordingly, we will require further funding to proceed with exploration of our mineral property. However, we may proceed with an additional modified fourth phase of exploration with a more limited budget which we could complete with our available funds. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

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

18 of 29

ITEM 7.                FINANCIAL STATEMENTS

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB:

PAGE

Auditors’ Report	F-1

Consolidated Balance Sheets as at January 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the year ended January 31, 2005, for the period from October 27, 2003 (incorporation) to January 31, 2004 and for the period from October 27, 2003 (incorporation) to January 31, 2005	F-3

Consolidated Statements of Cash Flows for the year ended January 31, 2005, for the period from October 27, 2003 (incorporation) to January 31, 2004 and for the period from October 27, 2003 (incorporation) to January 31, 2005	F-4

Statement of Stockholders’ Equity for the period from October 27, 2003 (incorporation) to January 31, 2005	F-5

Notes to Consolidated Financial Statements	F-6

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

19 of 29

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Ingenium Capital Corp.
(A Pre-exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Ingenium Capital Corp. (A Pre-exploration Stage Company) and its subsidiary as of January 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 2005, for the period October 27, 2003 (Date of Incorporation) to January 31, 2004 and for the period October 27, 2003 (Date of Incorporation) to January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ingenium Capital Corp. and its subsidiary as of January 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended January 31, 2005, for the period ended October 27, 2003 (Date of Incorporation) to January 31, 2004 and for the period October 27, 2003 (Date of Incorporation) to January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the pre-exploration stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
April 12, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
January 31, 2005 and 2004
(Stated in US Dollars)

	2005	2004

ASSETS

Current
Cash	$22,554	$78,792

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,000	$3,360
Due to related party – Note 5	288	-

	6,288	3,360

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common stock, $0.001 par value preferred stock, $0.001 par value
10,000,000
Issued and outstanding:
7,402,000 common shares (January 31, 2004: 7,402,000)	7,402	7,402
Contributed surplus	84,798	84,798
Deficit accumulated during the pre-exploration stage	(74,778)	(17,045)
Accumulated other comprehensive income (loss)	(1,156)	277

	16,266	75,432

	$22,554	$78,792

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the year ended January 31, 2005,
for the period October 27, 2003 (Date of Incorporation) to January 31, 2004 and
for the period October 27, 2003 (Date of Incorporation) to January 31, 2005
(Stated in US Dollars)

		October 27, 2003	October 27, 2003
	Year	(Date of	(Date of
	ended	Incorporation) to	Incorporation) to
	January 31,	January 31,	January 31,
	2005	2004	2005

Expenses
Accounting and audit fees	$10,550	$3,950	$14,500
Bank charges	171	45	216
Management fees - Note 5	4,500	-	4,500
Filing fees	2,452	-	2,452
Legal fees	20,011	3,841	23,852
Office and miscellaneous	7,035	1,662	8,697
Mineral property costs – Note 3	9,785	7,547	17,332
Transfer agent fees	3,250	-	3,250

Loss before other item	(57,754)	(17,045)	(74,799)

Other Item

Interest income	21	-	21

Net loss for the period	(57,733)	(17,045)	(74,778)

Foreign currency translation adjustment	(1,433)	277	(1,156)

Comprehensive loss for the period	$(59,166)	$(16,768)	$(75,934)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	7,402,000	4,976,063

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended January 31, 2005,
for the period October 27, 2003 (Date of Incorporation) to January 31, 2004 and
for the period October 27, 2003 (Date of Incorporation) to January 31, 2005
(Stated in US Dollars)

		October 27, 2003	October 27, 2003
	Year	(Date of	(Date of
	ended	Incorporation) to	Incorporation) to
	January 31,	January 31,	January 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(57,733)	$(17,045)	$(74,778)
Change in non-cash working capital balance
related to operations:
Accounts payable and accrued liabilities	2,640	3,360	6,000

Cash used in operating activities	(55,093)	(13,685)	(68,778)

Financing Activities
Issuance of common stock	-	92,200	92,200
Due to related party	288	-	288

Cash from financing activities	288	92,200	92,488

Foreign currency translation effect on cash	(1,433)	277	(1,156)

Increase (decrease) in cash during the period	(56,238)	78,792	22,554

Cash, beginning of the period	78,792	-	-

Cash, end of the period	$22,554	$78,792	$22,554

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 27, 2003 (Date of Incorporation) to January 31, 2005
(Stated in US Dollars)

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Pre-	Other
	Common Shares		Paid-in	Exploration	Comprehensive
	Number	Par Value	Capital	Stage	Income (Loss)	Total

Capital stock issued for cash:
- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	1,700,000	1,700	15,300	-	-	17,000
- at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the year	-	-	-	(57,733)	-	(57,733)
Foreign currency translation
adjustment	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005	7,402,000	$7,402	$84,798	$(74,778)	$(1,156)	$16,266

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005 and 2004
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated losses of $74,778 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to continue to provide for its capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada on October 27, 2003.

During the year ended January 31, 2005, the Company filed a Form SB2 Registration Statement prospectus with the United States Securities and Exchange Commission to qualify for the sale by existing shareholders of 2,402,000 common shares at an offering price of $0.10 per share. The Company did not receive any proceeds from this offering as these shares have already been issued.

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2005 and 2004
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The consolidated financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ingenium Capital B.C. Ltd. (“BC”). BC was incorporated by the Company under the Company Act of British Columbia on December 17, 2003. All inter-company transactions and accounts have been eliminated.

Pre-exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Mineral Property

Costs of acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Foreign Currency Translation

The Company’s functional currency is United States dollars, however, the functional currency of the consolidated entity is the Canadian dollar as substantially all of the Company’s operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the Statement of Financial Accounting (“FAS”) No. 52.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2005 and 2004
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation – (cont’d)

Assets and liabilities of the subsidiary denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the Accumulated Other Comprehensive Income (Loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 “Accounting for Income Taxes”. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No, 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2005 and 2004
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Comprehensive Income

The Company has adopted FAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of foreign currency translation adjustments.

Note 3	Mineral Property

Glove Claim Group

On December 22, 2003 the Company acquired a 100% undivided right, title and interest in and to the Glove 2 mineral claim (20 units) located in the Greenwood Mining Division in the province of British Columbia, Canada for $3,016. As at January 31, 2005 the Company incurred a total of $14,316 (2004: $4,531) of exploration costs.

Note 4	Income Taxes

At January 31, 2005, the Company has accumulated non-capital losses totalling $57,010, which may be applied against future years taxable income. These losses expire as follows:

Jurisdiction	Year

British Columbia, Canada	2011	$2,074
	2015	4,356
Nevada, U.S.A.	2024	7,130
	2025	43,450

		$57,010

The Company has accumulated Canadian exploration and development expenses totalling $17,332, which may be applied against certain future years taxable income at various rates.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2005 and 2004
(Stated in US Dollars) – Page 5

Note 4	Income Taxes – (cont’d)

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2004	2003

Future income tax assets
Net tax losses carried forward	$9,877	$1,850
Exploration and development expenses applied	6,174	2,839

	16,051	4,689
Less: valuation allowance	(16,051)	(4,689)

	$-	$-

The Company has recorded a valuation allowance against its future income tax assets based on the extent to which it is more likely than not that sufficient taxable income will not be realized during the carry-forward period to utilize all the future tax assets.

Note 5	Related Party Transactions

The Company has executed a “Management and Administrative Services Agreement”, dated May 1, 2004, with the President of the Company, whereby the Company incurs $500 per month for this service. As at January 31, 2005, the Company has incurred management fees of $4,500 (January 31, 2004: $Nil).

Due to related party of $288 is owing to the President of the Company and is unsecured with no stated interest or repayment terms.

Note 6	New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ITEM 8A.             CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended January 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

20 of 29

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                              OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of April 28, 2005 are as follows:

Name	Age	Office(s) Held

William Asselstine	59	President, Secretary and Treasurer

Derrick Page	38	Vice President, Corporate Development

Set forth below is a brief description of the background and business experience of our officers and directors.

William J. Asselstine, is our president, secretary and treasurer and our sole director. Mr. Asselstine has been our president, secretary and treasurer and our sole director since our incorporation on October 27, 2003. Mr. Asselstine is also presently the Vice President of Real Estate Services for Tri Crest Professional Services, and has occupied this position since November 2003. Tri Crest Professional Services is a private consulting company that provides technical and real property consulting services to business engaged in the telecommunications industries. Consulting services generally relate to short to medium term assistance primarily to telephone companies in relation to the installation and de-commissioning of telecommunications services and equipment. Mr. Asselstine’s focus within Tri Crest Professional Services is related to real estate services associated with leasing and acquisition of real estate for telecommunications companies.

Previously, Mr. Asselstine was the president, secretary and treasurer and the sole director of New Paltz Capital Corp., a company engaged in mineral exploration, from March 2000 to August 2003. New Paltz Capital was a reporting company whose shares were registered under the Securities Exchange Act of 1934 and that was also engaged in the business of early stage mineral exploration. Mr. Asselstine entered into a private stock sale transaction in August 2003 whereby he sold his shares in New Paltz Capital that represented approximately 80% of the outstanding shares of New Paltz Capital. Subsequent to this transaction, New Paltz Capital changed its name to FemOne, Inc.

From June 2002 to April 2003, Mr. Asselstine was a consulting site acquisition contractor for Scott Land and Lease Ltd. Mr. Asselstine was also a site acquisition contractor for Telus Mobility from April 2003 to November 2003. Mr. Asselstine was the director of real estate operations for NTG Clarity Networks Inc. from June 2001 to May 2002, and a director of real estate operations for Javelin Connections Inc. from December 2000 to May 2001. Mr. Asselstine was a building access specialist with AT&T Canada Inc. from November 1998 to November 2000. Each of NTG Clarity Networks, Javelin Connections and AT&T Canada are engaged in the business of telecommunications. Mr. Asselstine was a senior negotiator for Colliers International, an international commercial real estate brokerage and property management business headquartered in Vancouver, British Columbia, from March 1980 to October 1998.

Mr. Asselstine served as an officer and director of various companies engaged in the businesses of mineral and oil and gas exploration whose shares were traded on the Vancouver Stock Exchange during the period from the late 1970’s to 1985. These companies included Boulder Mountain Resources Ltd., The Bullet Group Inc., Maple Leaf Petroleum Ltd., Rio Blanco Resources Ltd., Warwick Petroleum Ltd., Wildrose Petroleum Ltd., Fairmile Gold Corp., Buffalo Resources Ltd., Canadian Cariboo Resources Ltd., Rich Capital Corp. and Xing Hai Resources Ltd.

21 of 29

Mr. Asselstine does not have any formal scientific or technical training as a geologist or as a mining engineer, any technical training in the management of a mineral exploration company or any other professional or technical credentials related to mineral exploration, mine development or mining.

Mr. Asselstine presently devotes approximately 15% of his business time, approximately 6 hours per week, to management of our business. Mr. Asselstine presently devotes approximately 60% of his business time to Tri Crest Professional Services.

Derrick Page, is our vice president of corporate development. Mr. Page has been our vice president of corporate development since November 13, 2003. Mr. Page holds a Bachelor of Business Administration degree from Simon Fraser University and a Master of Business Administration degree from the University of British Columbia. From 1989 to 1994, Mr. Page was employed in the mineral exploration industry in Canada, conducting extensive filed work in such areas as Eskay Creek and Bronson Creek in Northwest British Columbia, Canada and the Lac de Gras region of the Northwest Territories, Canada. In 1994 Mr. Page joined Colliers International, where he worked until 1997 as a commercial real estate broker. Colliers International is a commercial real estate brokerage and real property management company that operates internationally. In 1997, Mr. Page joined Oxford Properties Group, where he is currently General Manager for the Vancouver region. In this capacity he manages over $100 million in real estate assets on behalf of a major pension fund. Oxford Properties Group is a property management company that is engaged primarily in the management of Canadian properties for property owners.

Mr. Page does not have any formal scientific or technical training as a geologist or as a mining engineer, any technical training in the management of a mineral exploration company or any other professional or technical credentials related to mineral exploration, mine development or mining.

Mr. Page devotes substantially all of his business time to Oxford Properties Group. Mr. Page presently devotes approximately 2 hours per week to management of our business.

Compensation

We pay Mr. Asselstine compensation pursuant to a management and administrative services agreement with Mr. Asselstine dated May 1, 2004, as described below under the heading “Executive Compensation - Management Agreement”. We presently do not pay any compensation to Mr. Page.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Audit Committee

We presently do not have an audit committee of our board of directors due to the fact that we are in the early stage of our operations and have only recently acquired our mineral properties. At present, there is no person on our board of directors who would qualify as an audit committee expert. Accordingly, we anticipate that any audit committee that is appointed by our board of directors will not include an audit committee expert unless a new director who can meet these criteria is appointed to our board of directors.

22 of 29

Code of Ethics

We have presently not adopted a code of ethics due to the fact that we are in the early stage of our operations and have only recently acquired our mineral properties.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended January 31, 2005 all such filing requirements applicable to our officers and directors were complied with other than the following reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

William Asselstine, President	One	None	None
Director

Derrick Page, Vice-President	One	None	None

23 of 29

ITEM 10.              EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through January 31, 2005.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
William Asselstine	President, CEO, and Sole Director	2005 2004 2003	$4,500(1) $0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a
Derrick Page(2)	Vice President, Corporate Development	2005 2004 2003	$0 $0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a

(1)	We are party to a management and administrative services agreement with Mr. Asselstine dated May 1, 2004, as described below under the heading “Management Agreement”.

(2)	We presently do not have any compensation agreement with Mr. Page.

We do not pay to our directors any compensation for each director serving as a director on our board of directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through January 31, 2005. We have also not granted any stock options to the executive officers since January 31, 2005.

Management Agreement

We entered into a management and administrative services agreement with Mr. Asselstine on May 1, 2004. Under this management and services agreement, we have agreed to pay to Mr. Asselstine a consulting fee of $500 per month in consideration for the agreement of Mr. Asselstine to provide:

1.	his services to carry out management and direction of our business, including managing and supervising and coordinating our mineral exploration activities; and

2.	office administration services, including telephone and computer services, to us.

We have agreed that the management services to be provided by Mr. Asselstine to us will account for approximately 15% of Mr. Asselstine’s business time. The consulting fee will be increased in the event that Mr. Asselstine is required to spend more than 15% of his business time in providing the management services. Any increase to the consulting fee will be proportionate based on the actual amount of time spent by Mr. Asselstine in providing the Management Services. We have also agreed to reimburse Mr. Asselstine for any expenses directly attributable to performing his obligations pursuant to the agreement.

24 of 29

The management and administrative services agreement is on a month-to-month basis and is terminable by either party upon one month’s notice to the other.

We do not pay Mr. Asselstine any other amount as compensation, other than as provided under the management and administrative services agreement.

ITEM 11.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 28, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
			Percentage of Common Stock (1)
Directors and Officers
Common Stock	William Asselstine President, Secretary and Treasurer 2360 Palmerston Avenue West Vancouver, BC V7V 2W1	5,000,000 Direct	67.5%
Common Stock	Derrick Page Vice President, Corporate Development Suite 900 – 1055 West Hastings Street, Vancouver, BC	NIL	NIL
Common Stock	All Officers and Directors as a Group (2 persons)	5,000,000	67.5%

(1)	The percentage of common stock held is based on 7,402,000 shares of common stock issued and outstanding as of April 28, 2005.

We believe that that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

25 of 29

EQUITY COMPENSATION PLAN INFORMATION.

As at January 31, 2005, we did not have any equity compensation plans.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 5,000,000 total shares of common stock to our president, Mr. Asselstine at a price of $0.001 per share for total consideration of $5,000 effective October 27, 2003. This issuance was made to Mr. Asselstine, who is a sophisticated individual and was in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Act.

We completed an offering of 200,000 shares of our common stock at a price of $0.01 per share to Ian J. Asselstine and Blake Asselstine on December 13, 2003. Ian J. Asselstine and Blake Asselstine are both adult sons of Mr. Asselstine. The total amount we received from each of them pursuant to the offering was $1,000. We completed the offering pursuant to Regulation S of the Securities Act.

We entered into a management and administrative services agreement with Mr. Asselstine on May 1, 2004. Under this management and services agreement, we have agreed to pay to Mr. Asselstine a consulting fee of $500 per month in consideration for the agreement of Mr. Asselstine to provide:

1.	his services to carry out management and direction of our business, including managing and supervising and coordinating our mineral exploration activities; and

2.	office administration services, including telephone and computer services, to us.

We have agreed that the management services to be provided by Mr. Asselstine to us will account for approximately 15% of Mr. Asselstine’s business time. The consulting fee will be increased in the event that Mr. Asselstine is required to spend more than 15% of his business time in providing the management services. Any increase to the consulting fee will be proportionate based on the actual amount of time spent by Mr. Asselstine in providing the Management Services. We have also agreed to reimburse Mr. Asselstine for any expenses directly attributable to performing his obligations pursuant to the agreement.

The management and administrative services agreement is on a month-to-month basis and is terminable by either party upon one month’s notice to the other.

26 of 29

ITEM 13.               EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
10.1
Bill of Sale Absolute executed by John Kemp in favour of Ingenium Capital BC Ltd. and filed with the British Columbia Ministry of Employment and Investment – Energy and Minerals Division–Minerals Title Branch on December 22, 2003 (2)

10.2	Management and Services Agreement between Ingenium Capital Corp. and William Asselstine dated May 1, 2004 (2)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s registration statement on Form SB-2 filed with the Commission on April 21, 2004.

(2)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Amendment No. 1 to registration statement on Form SB-2 on June 24, 2004.

(3)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

27 of 29

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Amisano Hanson, for our fiscal years ended January 31, 2005 and 2004:

	Years ended January 31
	2005	2004
Audit Fees:	$8,032	$3,500
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$8,032	$3,500

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

28 of 29

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGENIUM CAPITAL CORP.

By:	/s/ William Asselstine
William Asselstine,
President, Chief Executive Officer
and Chief Financial Officer
Director

Date: April 29, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ William Asselstine
William Asselstine,
President, Chief Executive Officer
and Chief Financial Officer
Director

Date: April 29, 2005

29 of 29