Form 10QSB
period 2005-04-30
INGENIUM CAPITAL CORP
filed 2005-06-14
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2005

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,402,000 shares of Common Stock as of June 10, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.     FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Ingenium Capital Corp. (the “Company”) for the three month period ended April 30, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim Consolidated Balance Sheets as at April 30, 2005 and January 31, 2005;

(b)	Interim Consolidated Statements of Operations for three months ended April 30, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to April 30, 2005;

(c)	Interim Consolidated Statements of Cash Flows for three months ended April 30, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to April 30, 2005;

(d)	Statement of Stockholders' Equity for the period from October 27, 2003 (Date of Incorporation) to April 30, 2005; and

(e)	Notes to the Interim Consolidated Financial Statements.

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

(Stated in US Dollars)

(Unaudited)

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
April 30, 2005 and January 31, 2005
(Stated in US Dollars)
(Unaudited)

	April 30,	January 31,
ASSETS	2005	2005

Current
Cash	$16,086	$22,554

LIABILITIES

Current
Accounts payable and accrued liabilities	$8,318	$6,000
Due to related party - Note 3	1,961	288

	10,279	6,288

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
7,402,000 common shares (January 31, 2005: 7,402,000)	7,402	7,402
Contributed surplus	84,798	84,798
Deficit accumulated during the pre-exploration stage	(85,247)	(74,778)
Accumulated other comprehensive loss	(1,146)	(1,156)

	5,807	16,266

	$16,086	$22,554

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended April 30, 2005 and 2004 and
for the period October 27, 2003 (Date of Incorporation) to April 30, 2005
(Stated in US Dollars)
(Unaudited)

			October 27, 2003
			(Date of
	Three months ended		Incorporation) to
	April 30,		April 30,
	2005	2004	2005

Expenses
Accounting and audit fees	$2,149	$1,032	$16,649
Bank charges	73	65	289
Management fees - Note 3	1,500	-	6,000
Filing fees	-	820	2,452
Legal fees	1,218	7,683	25,070
Office and miscellaneous	1,047	1,214	9,744
Mineral property costs	4,362	2,637	21,694
Transfer agent fees	120	-	3,370

Net loss before other item	(10,469)	(13,451)	(85,268)

Other Item
Interest income	-	8	21

Net loss for the period	(10,469)	(13,443)	(85,247)

Foreign currency translation adjustment	10	(685)	(1,146)

Comprehensive loss for the period	$(10,459)	$(14,128)	$(86,393)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,402,000	7,402,000

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended April 30, 2005 and 2004 and
for the period October 27, 2003 (Date of Incorporation) to April 30, 2005
(Stated in US Dollars)
(Unaudited)

			October 27, 2003
			(Date of
	Three months ended		Incorporation) to
	April 30,		April 30,
	2005	2004	2005

Operating Activities
Net loss for the period	$(10,469)	$(13,443)	$(85,247)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	2,318	7,786	8,318

Cash used in operating activities	(8,151)	(5,657)	(76,929)

Financing Activities
Issuance of common stock	-	-	92,200
Due to related party	1,673	-	1,961

Cash from financing activities	1,673	-	94,161

Foreign currency translation effect on cash	10	(685)	(1,146)

Increase (decrease) in cash during the period	(6,468)	(6,342)	16,086

Cash, beginning of the period	22,554	78,792	-

Cash, end of the period	$16,086	$72,450	$16,086

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 27, 2003 (Date of Incorporation) to April 30, 2005
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Pre-	Other
	Common Shares		Paid-in	exploration	Comprehensive
	Number	Par Value	Capital	Stage	Income (Loss)	Total

Capital stock issued for cash:
- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	1,700,000	1,700	15,300	-	-	17,000
- at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the year	-	-	-	(57,733)	-	(57,733)
Foreign currency translation
adjustment	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005	7,402,000	7,402	84,798	(74,778)	(1,156)	16,266

Net loss for the period	-	-	-	(10,469)	-	(10,469)
Foreign currency translation
adjustment	-	-	-	-	10	10

Balance, as at April 30, 2005	7,402,000	$7,402	$84,798	$(85,247)	$(1,146)	$5,807

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The accompanying unaudited interim consolidated financial statements may not include all disclosures required by generally accepted accounting principles in the United States of America.

The results of operations for the three-month period ended April 30, 2005, are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

These unaudited interim consolidated financial statements should be read in conjunction with the January 31, 2005 audited consolidated financial statements of the Company.

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

These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated losses of $85,247 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada on October 27, 2003.

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2

Note 3	Related Party Transactions

The Company incurred the following charges with the President of the Company:

			October 27, 2003
			(Date of
	Three months ended		Incorporation) to
	April 30,		April 30,
	2005	2004	2005

Management fees	$1,500	$-	$6,000

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Amounts due to related party, are due to a director of the Company for unpaid management fees. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

Further information on the Glove Claim project is as detailed in our Annual Report on Form10-KSB for the fiscal year ended January 31, 2005, filed with the SEC on May 2, 2005.

PLAN OF OPERATIONS

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

We completed the first stage of the third phase of the exploration program in November 2004 and the second stage of the third phase of the exploration program in April 2005. We received further geological reports on the results of each stage. We received the report of Mr. Sookochoff dated April 15, 2005 on the results of the second stage of phase three of our recommended exploration program. We have only recently received these results and are presently evaluating whether our planned exploration program should be re-evaluated. The results of this third phase were not sufficiently positive for Mr. Sookochoff to recommend that we proceed with the fourth phase of the exploration program. Rather, Mr. Sookochoff recommended that the overall exploration program be reassessed with a view to evaluating a mineralized zone identified west of Glover Creek. Based on this geological report, we are currently assessing whether to proceed with the fourth phase of exploration or to proceed with a modified fourth phase of exploration that would focus on the mineralized zone identified west of Glover Creek.

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

We had cash in the amount of $16,086 as of April 30, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $37,250. Of this amount, we anticipate that management fees payable to Mr. William Asselstine, in the anticipated amount of $6,000, will be accrued. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. As a result of our cash and working capital position, we will need to obtain additional financing in order to continue our exploration programs for the next twelve months. Accordingly, we will require further funding to proceed with exploration of our mineral property. However, we may proceed with an additional modified fourth phase of exploration with a more limited budget which we could complete with our available funds.

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

Results Of Operations For the Three Months Ending April 30, 2005 and 2004

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

Our operating expenses for the three month periods ended April 30, 2005 and 2004 and for the period from October 27, 2003 (incorporation) to April 30, 2005 included the following expenses:

Operating Expenses	Three Month Period ended April 30, 2005	Three Month Period ended April 30, 2004	Period from October 27, 2003 (Incorporation) to April 30, 2005
Accounting and Audit Fees	2,149	1,032	16,649
Bank Charges	73	65	289
Management Fees(1)	1,500	-	6,000
Filing Fees	-	820	2,452
Legal Fees	1,218	7,683	25,070
Office and Miscellaneous	1,047	1,214	9,744
Mineral Property Costs	4,362	2,637	21,694
Transfer Agent Fees	120	-	3,370
Total Operating Expenses	(10,469)	(13,451)	(85,268)
Foreign Currency Translation Adjustment	10	(685)	(1,146)
Comprehensive Loss for the Period	(10,459)	(14,128)	(86,393)
Basic and Diluted Loss Per Share	(0.00)	(0.00)	-

(1)
Related Party Transaction - We executed a “Management and Administration Services Agreement” dated May 31, 2004 with Mr. William Asselstine, our president, whereby we incur $500 per month for this service. During the three months ended April 30, 2005, we had incurred consulting fees of $1,500.

Mineral property costs were incurred in connection with our undertaking the initial phases of our exploration program on the Glove 2 mineral claim. Legal expenses were incurred in connection with our corporate organization and our filing a registration statement with the Securities and Exchange Commission and our ongoing continuous disclosure filing obligations with the Securities and Exchange Commission as a reporting issuer under the Securities Exchange Act of 1934.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $16,086 as of April 30, 2005, compared to cash of $22,554 as of January 31, 2005. We had working capital of $5,807 as of April 30, 2005, compared to working capital of $16,266 as of January 31, 2005.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended April 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.     Changes in Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 (the “1933 Act”) during the three months ended April 30, 2005.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending April 30, 2005.

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

William Asselstine, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: June 14, 2005