Form 10QSB
period 2005-07-31
INGENIUM CAPITAL CORP
filed 2005-09-19
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2005

 ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,402,000 shares of Common Stock as of September 14, 2005

Transitional Small Business Disclosure Format (check one): Yes  ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes  ☒  No  ☐

PART I

ITEM 1.                  FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Ingenium Capital Corp. (the “Company”) for the six month period ended July 31, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim Consolidated Balance Sheets as at July 31, 2005 and January 31, 2005;

(b)	Interim Consolidated Statements of Operations for three and six months ended July 31, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to July 31, 2005;

(c)	Interim Consolidated Statements of Cash Flows for six months ended July 31, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to July 31, 2005;

(d)	Statement of Stockholders' Equity for the period from October 27, 2003 (Date of Incorporation) to July 31, 2005; and

(e)	Notes to the Interim Consolidated Financial Statements.

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 July 31, 2005

 (Stated in US Dollars)

 (Unaudited)

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
July 31, 2005 and January 31, 2005
(Stated in US Dollars)
(Unaudited)

	July 31,	January 31,
	2005	2005

ASSETS

Current
Cash	$5,157	$22,554

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,557	$6,000
Due to related party - Note 3	3,574	288

	8,131	6,288

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
7,402,000 common shares (January 31, 2005: 7,402,000)	7,402	7,402
Contributed surplus	84,798	84,798
Deficit accumulated during the pre-exploration stage	(93,858)	(74,778)
Accumulated other comprehensive loss	(1,316)	(1,156)

	(2,974)	16,266

	$5,157	$22,554

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended July 31, 2005 and 2004 and for the period October 27, 2003 (Date of Incorporation) to July 31, 2005
(Stated in US Dollars)
(Unaudited)

					October 27, 2003
					(Date of
	Three months ended		Six months ended		Incorporation)
	July 31,		July 31,		to July 31,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$2,699	$1,928	$4,848	$2,960	$19,348
Bank charges	49	40	122	105	338
Management fees - Note 3	1,500	1,500	3,000	1,500	7,500
Filing fees	755	693	755	1,513	3,207
Legal fees	2,783	3,787	4,001	11,470	27,853
Office and miscellaneous	710	766	1,757	1,980	10,454
Mineral property costs	-	1,442	4,362	4,079	21,694
Transfer agent fees	115	-	235	-	3,485

Net loss before other item	(8,611)	(10,156)	(19,080)	(23,607)	(93,879)

Other Item
Interest income	-	6	-	14	21

Net loss for the period	(8,611)	(10,150)	(19,080)	(23,593)	(93,858)

Foreign currency translation adjustment	(170)	(285)	(160)	(970)	(1,316)

Comprehensive loss for the period	$(8,781)	$(10,435)	$(19,240)	$(24,563)	$(95,174)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,402,000	7,402,000	7,402,000	7,402,000

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended July 31, 2005 and 2004
and for the period October 27, 2003 (Date of Incorporation) to July 31, 2005
(Stated in US Dollars)
(Unaudited)

			October 27, 2003
			(Date of
	Six months ended		Incorporation)
	July 31,		to July 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(19,080)	$(23,593)	$(93,858)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	(1,443)	1,055	4,557

Cash used in operating activities	(20,523)	(22,538)	(89,301)

Financing Activities
Issuance of common stock	-	-	92,200
Due to related party	3,286	1,500	3,574

Cash from financing activities	3,286	1,500	95,774

Foreign currency translation effect on cash	(160)	(970)	(1,316)

Increase (decrease) in cash during the period	(17,397)	(22,008)	5,157

Cash, beginning of the period	22,554	78,792	-

Cash, end of the period	$5,157	$56,784	$5,157

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 27, 2003 (Date of Incorporation) to July 31, 2005
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Pre-	Other
	Common Shares		Paid-in	exploration	Comprehensive
	Number	Par Value	Capital	Stage	Income (Loss)	Total

Capital stock issued for cash:
- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	1,700,000	1,700	15,300	-	-	17,000
- at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the year	-	-	-	(57,733)	-	(57,733)
Foreign currency translation
adjustment	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005	7,402,000	7,402	84,798	(74,778)	(1,156)	16,266

Net loss for the period	-	-	-	(19,080)	-	(19,080)
Foreign currency translation
adjustment	-	-	-	-	(160)	(160)

Balance, as at July 31, 2005	7,402,000	$7,402	$84,798	$(93,858)	$(1,316)	$(2,974)

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
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

The results of operations for the six-month period ended July 31, 2005, are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

These consolidated financial statements have been prepared on a going concern basis. As of July 31, 2005, the Company has a working capital deficiency of $2,974, has not yet attained profitable operations and has accumulated losses of $93,858 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada on October 27, 2003.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2005
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Related Party Transactions

The Company incurred the following charges with the President of the Company:

					October 27,
					2003
					(Date of
					Incorporation)
	Three months ended		Six months ended		to
	July 31,		July 31,		July 31,
	2005	2004	2005	2004	2005

Management fees	$1,500 $	1,500	$3,000	$1,500	$7,500

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

We have completed three phases of a recommendation five phase exploration program on the Glove Claim, with the second stage of the third phase being completed in April 2005. We have received and evaluated the results of this third phase and determined not to proceed with a fourth additional phase of the exploration program based on the recommendations of our consulting geologist.

Notes on New SEC Rules Respecting Shell Companies

The SEC has adopted certain rules and rule amendments relating to filings by reporting shell companies effective August 22, 2005. Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, “shell company” is generally defined to mean a company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Among other things, the new rules prohibit shell companies from using Form S-8 to register securities under the Securities Act of 1933, as amended, and will require a shell company that ceases to be a shell company to disclose the same type of information that it would be required to provide in registering a class of securities under the Exchange Act.

In the Exchange Act Release No. 34-52038, the SEC observed that the new shell company rules do not address the relative merits of shell companies, and that the SEC recognizes that companies and their professional advisors often use shell companies for many legitimate corporate structuring purposes. In addition, the SEC stated that the new definition and use of the term “shell company” is not intended to imply that shell companies are inherently fraudulent; that the rules are intended to target regulatory problems that the Commission has identified where shell companies have been used as vehicles to commit fraud.

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

We completed the first stage of the third phase of the exploration program in November 2004 and the second stage of the third phase of the exploration program in April 2005. We received further geological reports on the results of each stage. We received the report of Mr. Sookochoff dated April 15, 2005 on the results of the second stage of phase three of our recommended exploration program. We have only recently received these results and are presently evaluating whether our planned exploration program should be re-evaluated. The results of this third phase were not sufficiently positive for Mr. Sookochoff to recommend that we proceed with the fourth phase of the exploration program. Rather, Mr. Sookochoff recommended that the overall exploration program be reassessed with a view to evaluating a mineralized zone identified west of Glover Creek. Based on this geological report, we have determined not to proceed with the fourth phase of exploration at present.

We have determined to investigate the acquisition of an interest in a new mineral claim. We have not identified any prospective mineral claim to date and there is no assurance we will do so. If we are successful in identifying any new mineral property, then we anticipate that we will have to raise additional financing to both acquire an interest in the mineral property and to conduct exploration of the mineral property. There is no assurance that we will be able to obtain the financing necessary to acquire an interest in a mineral property of merit or to finance any exploration on the mineral property.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Professional Fees	$10,000
Office Expenses	$10,000
Targeting and evaluation of new exploration	$10,000
properties
Management and Administrative Expenses	$6,000
TOTAL	$36,000

We had cash in the amount of $5,157 as of July 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $36,000. Of this amount, we anticipate that management fees payable to Mr. William Asselstine, in the anticipated amount of $6,000, will be accrued. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. As a result of our cash and working capital position, we will need to obtain additional financing in order to continue our operations for the next twelve months. Accordingly, we will require further funding to proceed with targeting and evaluation of prospective new mineral properties. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to identify and acquire an interest in a new mineral property or to carry out any exploration on a new mineral property. We believe that debt financing will not be an alternative for funding our operations. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Results Of Operations For the Periods Ending July 31, 2005 and 2004

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

Our operating expenses for the three month and six month periods ended July 31, 2005 and 2004 and for the period from October 27, 2003 (incorporation) to July 31, 2005 included the following expenses:

Operating Expenses	Six Months ended July 31,		Three Months ended July 31		Period from October 27, 2003 (Incorporation) to July 31, 2005
	2005	2004	2005	2004
Accounting and Audit Fees	4,848	2,960	2,699	1,928	19,348
Bank Charges	122	105	49	40	338
Management Fees(1)	3,000	1,500	1,500	1,500	7,500
Filing Fees	755	1,513	755	693	3,207
Legal Fees	4,001	11,470	2,783	3,787	27,853
Office and Miscellaneous	1,757	1,980	710	766	10,454
Mineral Property Costs	4,362	4,079	-	1,442	21,694
Transfer Agent Fees	235	-	115	-	3,485
Net Loss before Other Item	(19,080)	(23,607)	(8,611)	(10,156)	(93,879)
Other Item: Interest Income	-	14	-	6	21
Net Loss for the Period	(19,080)	(23,593)	(8,611)	(10,150)	(93,858)
Foreign Currency Translation Adjustment	(160)	(970)	(170)	(285)	(1,316)
Comprehensive Loss for the Period	(19,240)	(24,563)	(8,781)	(10,435)	(95,174)
Basic and Diluted Loss Per Share	(0.00	(0.00)	(0.00)	(0.00)

(1)
Related Party Transaction - We executed a “Management and Administration Services Agreement” dated May 31, 2004 with Mr. William Asselstine, our president, whereby we incur $500 per month for this service. During the six months ended July 31, 2005, we had incurred consulting fees of $3,000.

Mineral property costs were incurred in connection with our undertaking the initial phases of our exploration program on the Glove 2 mineral claim. Legal expenses were incurred in connection with our corporate organization and our filing a registration statement with the SEC and our ongoing continuous disclosure filing obligations with the SEC as a reporting issuer under the Exchange Act.

We anticipate our operating expenses will increase as we undertake our plan of operations, if we are able to acquire an interest in a new property. The increase will be attributable to our continuing geological exploration program and continued professional fees that we anticipate incurring as a reporting company under the Exchange Act.

Liquidity and Capital Resources

We had cash of $5,157 as of July 31, 2005, compared to cash of $22,554 as of January 31, 2005. We had working capital deficiency of $2,974 as of July 31, 2005, compared to working capital of $16,266 as of January 31, 2005.

Our total expenditures over the next twelve months are anticipated to be approximately $36,000. We anticipate that we will continue to defer payment of management fees to Mr. William Asselstine, our president, in the amount of $6,000 over the next twelve months. Accordingly, we will require further funding to proceed with acquisition of any interest in a new property or an exploration of a new mineral property. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

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

ITEM 3.                  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. William Asselstine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                  Changes in Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the six months ended July 31, 2005.

Item 3.                  Defaults Upon Senior Securities

None

Item 4.                  Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending July 31, 2005.

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

10.2	Management and Services Agreement between Ingenium Capital Corp. and William Asselstine dated May 1, 2004 (2)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the SEC as an exhibit to the Company’s registration statement on Form SB-2 filed with the Commission on April 21, 2004.
(2)	Previously filed with the SEC as an exhibit to the Company’s Amendment No. 1 to registration statement on Form SB-2 on June 24, 2004.
(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGENIUM CAPITAL CORP.

By:
/S/ William Asselstine
William Asselstine, President, Chief Executive Officer,
Chief Financial Officer and Director

Date: September 14, 2005