Form 10QSB
period 2005-10-31
INGENIUM CAPITAL CORP
filed 2005-12-15
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2005

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

604-763-4880
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,402,000 shares of Common Stock as of December 14, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

PART I

ITEM 1. FINANCIAL STATEMENTS

The following consolidated interim unaudited financial statements of Ingenium Capital Corp. (the “Company”) for the nine month period ended October 31, 2005 are included with this Quarterly Report on Form 10-QSB:

(a)	Interim Consolidated Balance Sheets as at October 31, 2005 and January 31, 2005;

(b)	Interim Consolidated Statements of Operations for three and nine months ended October 31, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to October 31, 2005;

(c)	Interim Consolidated Statements of Cash Flows for nine months ended October 31, 2005 and 2004 and for the period from October 27, 2003 (Date of Incorporation) to October 31, 2005;

(d)	Statement of Stockholders' Equity for the period from October 27, 2003 (Date of Incorporation) to October 31, 2005; and

(e)	Notes to the Interim Consolidated Financial Statements.

INGENIUM CAPITAL CORP.

(A Pre-exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(Stated in US Dollars)

(Unaudited)

INGENIUM CAPITAL CORP.
 (A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
October 31, 2005 and January 31, 2005
(Stated in US Dollars)
(Unaudited)

	October 31,	January 31,
ASSETS	2005	2005

Current
Cash	$1,047	$22,554

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,167	$6,000
Due to related party - Note 3	4,926	288

	10,093	6,288

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized:
100,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
7,402,000 common shares (January 31, 2005: 7,402,000)	7,402	7,402
Contributed surplus	84,798	84,798
Deficit accumulated during the pre-exploration stage	(99,856)	(74,778)
Cumulative effect of foreign currency translation adjustment	(1,390)	(1,156)

	(9,046)	16,266

	$1,047	$22,554

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended October 31, 2005 and 2004 and for the period October 27, 2003 (Date of Inception) to October 31, 2005
(Stated in US Dollars)
(Unaudited)

					October 27, 2003
					(Date of
	Three months ended		Nine months ended		Inception) to
	October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005

Expenses
Accounting and audit fees	$2,070	$2,068	$6,918	$5,028	$21,418
Bank charges	58	43	180	148	396
Management fees - Note 3	1,500	1,500	4,500	3,000	9,000
Filing fees	390	544	1,145	2,057	3,597
Legal fees	1,538	5,698	5,539	17,168	29,391
Office and miscellaneous	407	4,386	2,164	6,366	10,861
Mineral property costs	-	2,870	4,362	6,949	21,694
Transfer agent fees	35	2,423	270	2,423	3,520

Net loss before other item	(5,998)	(19,532)	(25,078)	(43,139)	(99,877)

Other Item
Interest income	-	5	-	19	21

Net loss for the period	(5,998)	(19,527)	(25,078)	(43,120)	(99,856)

Foreign currency translation adjustment	(74)	(82)	(234)	(1,052)	(1,390)

Comprehensive loss for the period	$(6,072)	$(19,609)	$(25,312)	$(44,172)	$(101,246)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	7,402,000	7,402,000	7,402,000	7,402,000

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended October 31, 2005 and 2004 and
for the period October 27, 2003 (Date of Inception) to October 31, 2005
(Stated in US Dollars)
(Unaudited)

			October 27, 2003
			(Date of
	Nine months ended		Inception) to
	October 31,		October 31,
	2005	2004	2005

Operating Activities
Net loss for the period	$(25,078)	$(43,120)	$(99,856)
Change in non-cash working capital balance
related to operations
Accounts payable and accrued liabilities	(833)	2,715	5,167

Cash used in operating activities	(25,911)	(40,405)	(94,689)

Financing Activities
Issuance of common stock	-	-	92,200
Due to related party	4,638	500	4,926

Cash from financing activities	4,638	500	97,126

Foreign currency translation effect on cash	(234)	(1,052)	(1,390)

Increase (decrease) in cash during the period	(21,507)	(40,957)	1,047

Cash, beginning of the period	22,554	78,792	-

Cash, end of the period	$1,047	$37,835	$1,047

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period October 27, 2003 (Date of Inception) to October 31, 2005
(Stated in US Dollars)
(Unaudited)

				Deficit	Cumulative
				Accumulated	Effect
				During the	of Foreign
			Additional	Pre-	Currency
	Common Shares		Paid-in	exploration	Translation
	Number	Par Value	Capital	Stage	Adjustment	Total

Capital stock issued for cash:
- at $0.001	5,000,000	$5,000	$-	$-	$-	$5,000
- at $0.01	1,700,000	1,700	15,300	-	-	17,000
- at $0.10	702,000	702	69,498	-	-	70,200
Net loss for the period	-	-	-	(17,045)	-	(17,045)
Foreign currency translation
adjustment	-	-	-	-	277	277

Balance, as at January 31, 2004	7,402,000	7,402	84,798	(17,045)	277	75,432

Net loss for the year	-	-	-	(57,733)	-	(57,733)
Foreign currency translation
adjustment	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005	7,402,000	7,402	84,798	(74,778)	(1,156)	16,266

Net loss for the period	-	-	-	(25,078)	-	(25,078)
Foreign currency translation
adjustment	-	-	-	-	(234)	(234)

Balance, as at October 31, 2005	7,402,000	$7,402	$84,798	$(99,856)	$(1,390)	$(9,046)

SEE ACCOMPANYING NOTES

INGENIUM CAPITAL CORP.
(A Pre-exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2005
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

The results of operations for the nine-month period ended October 31, 2005, are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

These unaudited interim consolidated financial statements should be read in conjunction with the January 31, 2005 audited consolidated financial statements of the Company.

Note 2

Continuance of Operations

The Company is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. As of October 31, 2005, the Company has a working capital deficiency of $9,046, has not yet attained profitable operations and has accumulated losses of $99,856 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company was incorporated in the State of Nevada on October 27, 2003.

Ingenium Capital Corp.
(A Pre-exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2005
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Related Party Transactions The Company incurred the following charges with the President of the Company:

					October 27,
					2003
					(Date of
					Incorporation)
	Three months ended		Nine months ended		to
	October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005

Management fees	$1,500 $	1,500	$4,500 $	3,000	$9,000

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Amounts due to related party, are due to a director of the Company for unpaid management fees. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

To date, we have been an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a mineral claim that we refer to as the Glove 2 mineral claim (the “Glove Claim”) which we originally acquired in December 2003. Our original plan of operations was to carry out exploration work on the Glove Claim in order to ascertain whether the claim possess commercially exploitable quantities of gold.

We completed three phases of a recommendation five phase exploration program on the Glove Claim, with the second stage of the third phase being completed in April 2005. We received the report of Mr. Sookochoff, our consulting geologist, dated April 15, 2005 on the results of the second stage of phase three of our recommended exploration program. The results of this third phase were not sufficiently positive for Mr. Sookochoff to recommend that we proceed with the fourth phase of the exploration program. Rather, Mr. Sookochoff recommended that the overall exploration program be reassessed with a view to evaluating a mineralized zone identified west of Glover Creek. Based on this geological report, we determined not to proceed with the fourth phase of exploration.

As a result of the change of control described below, we anticipate that our new management will evaluate prospective acquisitions and new business opportunities. While our new management may review the geological reports that we have obtained as part of our exploration of the Globe Claim, we anticipate that we will not conduct any further exploration of the Glove Claim.

CHANGE OF CONTROL

On December 8, 2005, Mr. William Asselstine (the "Seller"), the former majority shareholder, the former president, secretary, treasurer, and a current director of the Company, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Mr. Ted Kozub (the "Purchaser"). Under the terms of the Stock Purchase Agreement, Mr. Asselstine sold to Mr. Kozub an aggregate of 5,000,000 shares of the common stock of the Company, representing approximately 67.5% of the Company's current outstanding shares of common stock, effective December 12, 2005. As a result of the Stock Purchase Agreement, Mr. Asselstine has agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Haukeland and Mr. Kozub as directors of the Company. Mr. Kozub has been appointed as president, secretary and treasurer of the Company effective as of the closing of the purchase and sale pursuant to the Stock Purchase Agreement. The changes to the board of directors of the Company will not be effective until at least ten days after a Schedule 14F Information Statement is mailed or delivered to all of the Company’s shareholders in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder. This date is anticipated to be on or about December 19, 2005.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 14, 2005, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	William Asselstine, Director 2360 Palmerston Avenue Vancouver, BC, Canada	Nil	Nil%

Common Stock	Gary Haukeland, Proposed Director 1723 - 595 Burrard Street, Bentall Three, Vancouver, B.C., V7X 1J1	Nil	Nil%

Common Stock	Ted Kozub, President, Secretary and Treasurer Second Floor, 498 Ellis Street Pentiction, BC V2A 4M2	5,000,000 Shares (2)	67.5% (2)
Common Stock	All Officers and Directors as a Group (1 person)	5,000,000 Shares	67.5%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 8, 2005, there were 7,402,500 shares of our common stock issued and outstanding.

(2)	The shares denoted as being beneficially owned by Mr. Kozub represent those shares which Mr. Kozub has acquired from Mr. Asselstine pursuant to the Stock Purchase Agreement.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Mr. Kozub has been appointed as president, secretary and treasurer of the Company effective as of the closing of the purchase and sale pursuant to the Stock Purchase Agreement. William Asselstine resigned as our president, secretary and treasurer on December 12, 2005, concurrent with the closing of the purchase and sale pursuant to the Stock Purchase Agreement. Derrick Page resigned as our vice-president, corporate development on December 9, 2005. We anticipate that on or about the date that is ten days after the delivery of the Schedule 14F information statement to our shareholders, William Asselstine will tender a letter of resignation to the Board to resign as director, as contemplated by the Stock Purchase Agreement. Mr. Gary Haukeland and Mr. Ted Kozub will be appointed as directors to be effective ten days after the delivery of the Schedule 14F information statement to our shareholders, which date is anticipated to be December 19, 2005.

The following tables set forth information regarding our current executive officers and directors:

Directors:

Name of Director	Age
William J. Asselstine	60

Executive Officers:

Name	Office(s) Held
Ted Kozub	President, Secretary and Treasurer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. William J. Asselstine has been our sole director since March 14, 2000. Mr. Asselstine resigned as our president, secretary and treasurer on December 9, 2005. Mr. Asselstine was the director of real estate operations for NTG Clarity Networks Inc. from June 2001 to May 2002. Mr. Asselstine was director of real estate operations for Javelin Connections Inc. from December 2000 to May 2001. Mr. Asselstine was a building access specialist with AT&T Canada Inc. from November 1998 to November 2000. Each of NTG Clarity Networks, Javelin Connections and AT&T Canada is a company engaged in the business of telecommunications. Mr. Asselstine was a senior negotiator for Colliers International, an international commercial real estate brokerage and property management business headquartered in Vancouver, British Columbia, from March 1980 to October 1998. Mr. Asselstine served as an officer and director of various companies engaged in the businesses of mineral and oil and gas exploration whose shares were traded on the Vancouver Stock Exchange during the period from the late 1970’s to 1985. These companies included Boulder Mountain Resources Ltd., The Bullet Group Inc., Maple Leaf Petroleum Ltd., Rio Blanco Resources Ltd., Warwick Petroleum Ltd., Wildrose Petroleum Ltd., Fairmile Gold Corp., Buffalo Resources Ltd., Canadian Cariboo Resources Ltd., Rich Capital Corp. and Xing Hai Resources Ltd. Mr. Asselstine received his Bachelor of Arts with a commerce major from Simon Fraser University in Vancouver, British Columbia, Canada.

Mr. Ted Kozub was appointed as our president, secretary and treasurer as of December 12, 2005. Mr. Kozub is a recently retired Tax Partner with KPMG. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation. Since retirement from KPMG, Mr. Kozub has been involved as a financial officer with three public companies.

He was appointed to the special task force for the implementation of Canadian Tax Reform and was Tax Manager with Hudson’s Bay Oil & Gas in Calgary, which is a subsidiary of Conoco. Mr. Kozub held office of President of the Canadian Petroleum Tax Society for two years and was a frequent lecturer to various accounting organizations in accounting, cost and management and taxation.

Mr. Kozub received his certified management accounting designation in 1963 after attending the University of Calgary, Department of Extension. He attended Mount Royal College in Calgary and received his business management certificate in 1960. Mr. Kozub has lectured at the University of Calgary Department of Extension in managerial accounting.

Set forth below is a brief description of the background and business experience of Mr. Gary Haukeland, one of our proposed directors, for the past five years.

Mr. Gary Haukeland has been in the real estate business for over 25 years following a number of years with the Royal Bank of Canada and later with Dun and Bradstreet. While with the Royal Bank he worked at numerous branches in management and accounting capacities. At Dun and Bradstreet he held a business analyst position compiling credit reporting information on private and public corporations. In 1977 he obtained his real estate pre-licensing accreditation through the Faculty of Commerce at the University of British Columbia. He is currently Vice President and Managing Broker of NAI Goddard & Smith, a commercial real estate firm in Vancouver, British Columbia partnered with 300 offices in 40 countries worldwide with over $25 billion in transactions annually. Throughout his real estate career he has successfully coordinated a multitude of complex negotiations. His knowledge and marketing services are sought by developers, lenders and institutional clients for development strategies, trends and work out situations. Over the years he has represented these clients throughout Canada, the United States and Asia.

PLAN OF OPERATIONS

We have determined to investigate the acquisition of an interest in a new business opportunity. We have not entered into any agreement to acquire any interest in any new business opportunity and there is no assurance we will do so. If we are successful in identifying a new business opportunity, then we anticipate that we will have to raise additional financing to both acquire an interest in the business opportunity and to finance our any plan of operations for the new business opportunity. Our acquisition of a new business opportunity may take the form of a merger, reverse acquisition or other form of business combination. We may consider a split of our common stock or a consolidation of our common stock There is no assurance that we will be able to obtain the financing necessary to pursue this plan of operations.

We anticipate that we will incur over the next twelve months the following expenses, exclusive of any funds required to enable us to acquire a new business opportunity or to carry our any plan of operations for the new business opportunity:

Category	Planned Expenditures Over The Next 12 Months (US$)
Professional Fees	$100,000
Office Expenses	$100,000
Targeting and Evaluation of New Business Opportunities	$150,000
Management and Administrative Expenses	$150,000
TOTAL	$500,000

We had cash in the amount of $1,047 and a working capital deficit of $9,046 as of October 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $500,000. As a result of our cash and working capital position, we will need to obtain additional financing in order to continue our operations for the next twelve months. Accordingly, we will require further funding to proceed with targeting and evaluation of new business opportunity. We anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to identify and acquire an interest in a new business opportunity. We believe that debt financing will not be an alternative for funding our operations. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Results Of Operations For the Periods Ending October 31, 2005 and 2004

Revenues

We have not earned any revenue since inception.

Our operating expenses for the three month and nine month periods ended October 31, 2005 and 2004 and for the period from October 27, 2003 (incorporation) to October 31, 2005 included the following expenses:

Operating Expenses	Nine months ended October 31,		Three Months ended October 31,		Period from October 27, 2003 (Incorporation) to October 31, 2005
	2005	2004	2005	2004
Accounting and Audit Fees	6,918	5,028	2,070	2,068	21,418
Bank Charges	180	148	58	43	396
Management Fees(1)	4,500	3,000	1,500	1,500	9,000
Filing Fees	1,145	2,057	390	544	3,597
Legal Fees	5,539	17,168	1,538	5,698	29,391
Office and Miscellaneous	2,164	6,366	407	4,386	10,861
Mineral Property Costs	4,362	6,949	-	2,870	21,694
Transfer Agent Fees	270	2,423	35	2,423	3,520
Net Loss before Other Item	(25,078)	(43,139)	(5,998)	(19,532)	(99,877)
Other Item: Interest Income	-	19	-	5	21
Net Loss for the Period	(25,078)	(43,120)	(5,998)	(19,527)	(99,856)
Foreign Currency Translation Adjustment	(234)	(1,052)	(74)	(82)	(1,390)
Comprehensive Loss for the Period	(25,312)	(44,172)	(6,072)	(19,609)	(101,246)
Basic and Diluted Loss Per Share	(0.00	(0.01)	(0.00)	(0.00)
Weighted average number of shares outstanding	7,402,000	7,402,000	7,402,000	7,402,000

(1)

Related Party Transaction - We executed a “Management and Administration Services Agreement” dated May 31, 2004 with Mr. William Asselstine, our former president, whereby we incur $500 per month for this service. During the nine months ended October 31, 2005, we had incurred consulting fees of $4,500.

Mineral property costs were incurred in connection with our undertaking the initial phases of our exploration program on the Glove 2 mineral claim. Legal expenses were incurred in connection with our corporate organization and our filing a registration statement with the SEC and our ongoing continuous disclosure filing obligations with the SEC as a reporting issuer under the Exchange Act.

We anticipate our operating expenses will increase as we undertake our plan of operations, if we are able to acquire an interest in a new business opportunity.

Liquidity and Capital Resources

We had cash of $1,047 as of October 31, 2005, compared to cash of $22,554 as of January 31, 2005. We had working capital deficiency of $9,046 as of October 31, 2005, compared to working capital of $16,266 as of January 31, 2005.

Our total expenditures over the next twelve months are anticipated to be approximately $500,000. Accordingly, we will require further funding to cover our anticipated expenses for the next twelve months and to proceed with our plan of operations to acquire an interest in a new business opportunity. Our requirements for additional financing are discussed in further detail above under the heading Plan of Operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and our former Chief Financial Officer. Based upon that evaluation, our former Chief Executive Officer and former Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Changes in Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended October 31, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending October 31, 2005.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

INGENIUM CAPITAL CORP.

By:	/s/ Ted Kozub
Ted Kozub, President
Date:	December 15, 2005