Form 10KSB
period 2006-01-31
NITRO PETROLEUM INC
filed 2006-05-15
CIK 1285236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                   For the fiscal year ended January 31, 2006


                        COMMISSION FILE NUMBER: 000-50932
                                                ---------


                          NITRO PETROLEUM INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                 98-0488493
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

    123 Christie Mountain Lane
Okanagan Falls, British Columbia, Canada                    V0H 1R0
------------------------------------------                  -------
 (Address of principal executive offices)                  (Zip Code)

                                  250-809-9185
                            -------------------------
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:
                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for the fiscal year ended January 31, 2006: $0.

As of April 30, 2006, 29,608,000 shares of common stock of the issuer were outstanding and the aggregate market value of the voting common stock held by nonaffiliates was $33,147,600 at a price of $3.45 per share.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                           FORWARD-LOOKING STATEMENTS


The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate",
"predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


                                     PART I


ITEM 1.                DESCRIPTION OF BUSINESS.

All references in this Annual Report to "the Company" and "Nitro" are intended to refer to Nitro Petroleum Incorporated.

(A) Business Development


Nitro Petroleum Incorporated, a development stage company, was incorporated on October 27, 2003, under the laws of the State of Nevada and currently has its principal offices at 123 Christie Mountain Lane, Okanagan Falls, British Columbia. The telephone number is (250) 809-9185. Through January 31, 2006, the Company has generated no revenues from operations.


The Company has one subsidiary, Ingenium Capital B.C. Ltd., a wholly owned subsidiary incorporated under the laws of British Columbia. That subsidiary will be dissolved in due course, and the mineral claim it owns, known as the Glove Claim comprised of a twenty unit grid claim block with an area of 400 hectares and located in the Pass Creek area 20 kilometers north of Grand Forks, British Columbia, Canada, will be abandoned by the Company.


On December 8, 2005, Mr. William Asselstine, the former majority stockholder, the former president, secretary, treasurer, and director of the Company, entered into a Stock Purchase Agreement (the "SPA") with Mr. Ted Kozub. Under the terms of the SPA, Mr. Asselstine sold to Mr. Kozub an aggregate of 5,000,000 shares of the common stock of the Company, representing approximately 67.5% of the

Company's then current outstanding shares of common stock, effective December 12, 2005. As a result of the SPA, Mr. Asselstine agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Haukeland and Mr. Kozub as directors of the Company. Mr. Kozub has been appointed as president, secretary and treasurer of the Company effective as of the closing of the purchase and sale pursuant to the SPA. The changes to the board of directors of the Company became effective on December 19, 2005.

On February 6, 2006, the Company effected a one-to-four forward split whereby each share of the Company's issued and outstanding shares of common stock, par value $0.001, was converted into four shares of common stock, par value $0.001, with the number of common shares the Company is authorized to issue increased correspondingly, from 100,000,000 to 400,000,000.

The Company name was changed from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.


(B) Business of the Issuer


Overview


The Company is an exploration stage company engaged in the acquisition and exploration of gas and oil properties.

The Company is attempting to acquire interest in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas.

The Company does not intend to operate any of the production acquired. Thus, the Company will ensure that the production in which it invests is operated to internationally accepted standards.

The Company believes such opportunities exist in the United States. The Company believes these opportunities also have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, the Company plans to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." The Company will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Competition

The Company is aware that there are competitors that are larger and better funded than Nitro that are also seeking such investment opportunities. Thus, there is no assurance that even if the Company is able to obtain funding for such investments that it will be able to compete successfully for the acquisition of such producing oil and gas assets.

The Company is a junior oil and gas resource exploration company engaged in the business of mineral exploration. It competes with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact the Company's ability to raise additional capital in order to fund the acquisition and exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.


The Company also competes for oil and gas properties of merit with other junior exploration companies. Competition could reduce the availability of properties of merit or increase the cost of acquiring the properties. This competition could result in competing junior exploration companies acquiring available oil and gas properties.


Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets will depend upon numerous factors beyond the Company's control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

The Company could also be subject in the future to changing and extensive tax laws, the effects of which cannot be predicted.

It is expected that sales of crude oil and other hydrocarbon liquids by the Company from its future U.S.-based production will not be regulated and be made at market prices. However, the price the Company would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline and marine transport.

Environmental Regulations

The U.S. assets that the Company might acquire could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or  prohibit  drilling  activities  on certain  lands  within  wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, the business and prospects of the Company could be adversely affected.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, craterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to the Company from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

In accordance with customary industry practices, the Company expects to maintain insurance against some, but not all, of such risks and losses. There can be no assurance that any insurance obtained by the Company would be adequate to cover any losses or liabilities. The Company cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

Pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on the future financial condition of the Company. The Company would participate in all of its activities on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations.

Employees

The Company has no employees as of the date of this Annual  Report.  The Company
conducts  its  business   largely  through   agreements  with   consultants  and
arm's-length third parties.

Risk Factors

The Company's business is subject to a number of material risks, including, but not limited to, the following factors related directly and indirectly to its business activities. If any of the following risks occur, the Company's business, operating results and financial condition could be seriously harmed. The trading price of the Company's common stock could decline due to any of these risks. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially and adversely affect its business, financial condition, or operating results.

    The Company's potential future assets in the United States will be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens that the Company will need to ensure do not materially interfere with the use of or affect the value of such properties.

The acquisition of leases or working interests in producing properties in the United States will require an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, the Company will need to perform a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes on-site inspections and the review of reports filed with various regulatory entities. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. There can be no assurances that any acquisition of interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future financial condition.

         In order for the Company to continue as going concern it will need to obtain additional financing.

The Company currently does not have any operations or income and the Company's business plan calls for significant expenses. The Company has also entered into agreements that obligate it to provide substantial additional funding before the end of its fiscal year ending January 31, 2007. The Company will require additional financing to sustain its business operations. The Company is currently working on the arrangements for financing, but cannot provide any assurances that it will be successful in doing so. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable.


The Company was incorporated on October 27, 2003, and to date has been involved primarily in organizational activities. The Company has incurred a net loss of $157,799 for the period from October 27, 2003 (inception) to January 31, 2006, and has no revenues to date. The Company's future is dependent upon its ability to obtain financing and upon future profitable operations from the acquired leases and working interests in oil and gas producing properties.


The Company's financial statements included with this Annual Report have been prepared assuming that it will continue as a going concern. The Company's auditors have made reference to the substantial doubt as to the Company's ability to continue as a going concern in their audit report on the Company's audited financial statements for the year ended January 31, 2006.


        Exploration for oil and gas is a speculative venture necessarily involving substantial risk.

The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration and acquisitions of the oil and gas properties that the Company plans to undertake.

Additionally, neither of the Company's executive officers and directors has any formal scientific or technical training as a geologist or as a mining engineer. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The Company's decisions and choices may not take into account standard engineering or managerial approaches oil and gas exploration companies commonly use. Consequently, the lack of training and experience of management in this industry could result in management making decisions that could result in a reduced likelihood of the Company's being able to locate or identify commercially exploitable/viable oil and gas reserves and/or properties with the result that the Company would not be able to achieve revenues or raise further financing. In view of this risk, the Company will have to rely on the technical services of others trained in appropriate areas. If the Company is unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue the Company's business plan.

(C) Reports to Security Holders.

The Company files periodic and current reports electronically with the Securities and Exchange Commission. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov.

ITEM 2.                DESCRIPTION OF PROPERTY

(a) The Company's President currently provides office space in his home at 123 Christie Mountain Lane, Okanagan Falls, British Columbia, Canada, which the Company uses as its principal offices. The use of these premises as the principal offices is provided pursuant to a management and administrative services agreement with Mr. Kozub dated February 15, 2006. The Company does not pay any extra amount under the management and administrative services agreement for use of these premises. The term of this management and administrative services agreement is in effect for one year starting February 15, 2006.

(b) Investment Policies: The Company has no policy on investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

(c) Description of Real Estate and Operating Data: The Company does not hold or intend to acquire any real estate.

ITEM 3.                LEGAL PROCEEDINGS.


The Company currently is not a party to any legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.


ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 6, 2006, the Company mailed an Information Statement to its stockholders announcing the stockholder's action, by majority written consent, to change the name of the Company from Ingenium Capital Corp. to Nitro Petroleum Incorporated. The Certificate of Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State on February 27, 2006, and the name change to Nitro Petroleum Incorporated became effective on that date.

                                     PART II


ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for the Common Stock

The Company's common stock was first quoted for trading on the National Association of Securities Dealer's OTC Bulletin Board ("OTCBB") using the ticker symbol IGCX.OB on June 24, 2005, although the first trade did not occur until January 17, 2006. The Company's trading symbol was changed to NPTR.OB on March 1, 2006, to reflect the Company's new name. The following quotations were obtained from and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in the Company's stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for the Company's common stock on the OTC Bulletin Board for the periods indicated:

                                                           High           Low
                                                        ----------    ----------
  Fiscal Year Ended January 31, 2007:
    Quarter ended July 31, 2006 (through May 9, 2006)..   $3.60         $3.20
    Quarter ended April 30, 2006.......................    4.25          3.01
  Fiscal Year Ended January 31, 2006:
    Quarter ending January 31, 2006....................    2.00          0.05
    Quarter ending October 31, 2005....................    0.05          0.05
    Quarter ended July 31, 2005........................    0.05          0.05

Holders of the Common Stock


As of April 30, 2006, the Company had 59 registered stockholders.


Dividends


There are no restrictions in the Company's articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit companies from declaring dividends when, after giving effect to the distribution of the dividend:

1. The Company would not be able to pay its debts as they become due in the usual course of business; or


2. The Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of stockholders that have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends and does not plan to declare any dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Plan of Operations

On December 12, 2005, a private transaction resulted in a change of control and the appointment of new directors and management that are attempting to alter the direction of the Company for the benefit of all stockholders. The Company's new Board of Directors made a decision to focus its resources and management efforts on pursuing opportunities in the oil and gas industry. The new management is planning to seek funding for the Company as well as provide direction for the acquisition of new oil and gas prospects. In keeping with this strategy, the Board of Directors authorized a change in the Company's name to Nitro Petroleum Incorporated.

Nitro has invested in several areas to date:

1. Corsicana Pilot Flood Project

A Letter of Intent Agreement was entered into on March 1, 2006, between Texas M.O.R., Inc. and JMT Resources Ltd. (the operating parties) and Nitro Petroleum, Inc. and KOKO Petroleum, Ltd. (the investing parties). Under the agreement, all parties are forming a Joint Venture: JMT 50%, Nitro 25% and KOKO 25%. M.O.R. and its affiliate, JMT, own approximately 7,838 gross acres in mineral interest leaseholds located in Navarro County, Texas. Under the agreement, the investing parties are to invest USD$4,500,000. Nitro has currently invested USD$410,000.

Nitro is planning to continue the Pilot Flood project and expand upon success with potential to drill 50 wells in 2006. The Company intends to initiate seismic shoot to cover approximately 4,000 acres. It also plans to commence horizontal drilling into undeveloped zones.

2. Participation in Barnett Shale

An agreement was entered into on December 27, 2005, between REO Energy Ltd., as an operator of record, and Ingenium Capital Corp. regarding payment of USD$80,000 for acquisition of a 5% working interest in the Phillips #2 well in the Barnett Shale Prospect, Montague County, Texas (40 acres burdened by 25% royalty and overriding royalty interests). The Company is also entitled to participate up to a 5% working interest in additional wells on adjoining acreage.

An Acreage Participation Agreement was entered into on January 23, 2006, between REO Energy, Ltd. as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Gross Area") and Ingenium Capital Corp. as participant regarding purchasing for USD$300,000 of 50% of the holder's leasehold interest in the Gross Area (the "Assigned Acreage"). Under this agreement the participant is entitled to receive 1% overriding royalty on the entire Gross Area, to participate in up to a 25% working interest in wells drilled in the Gross Area and to receive an acreage fee from all wells drilled on the Assigned Acreage in the amount of USD$500 per acre.

The Company is planning to acquire additional acreage in the area. It intends to continue drilling its already acquired undrilled acreage. It also intends to acquire drilling rigs and expand the existing pipeline system.

3. Acquisition of the Drilling Rig

A Letter of Intent was signed on March 27, 2006, among Nitro Petroleum, Inc., REO Energy, Ltd., and JMT Resources, Ltd. Under this agreement Nitro intends to acquire a 33% interest in the partnerships of REO Energy Ltd. and JMT Resources Ltd., which operate the Barnett Shale and Corsicana projects respectively, including acquisition of a drilling rig. Nitro has paid USD$750,000 towards the purchase price of the drilling rig and interests. Prior to the payment of an additional USD$5,450,000 by May 1, 2006 this agreement has been terminated.

4.  Additional interest in Barnett Shale

The funds advanced under this contract, USD$750,000, now being applied to the acquisition of the 10% working interest in four wells (USD$150,000 per well) and 5% working interest in two wells (USD$75,000 per well). Wells are drilled by REO Energy Ltd. on Barnett Shale formation leases.

The Company intends to continue to acquire high quality oil and gas properties, primarily "proved producing and proved undeveloped reserves" in the United States. The Company sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

Nitro is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2006. The Company may also use various debt instruments as well as public offerings to raise needed capital during 2006.

As oil and gas properties become available and appear attractive to the Company's management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for Nitro to possibly position itself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. The Company's management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

The Company may also finance acquisition of "proven producing reserves" with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. The Company may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater than the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available to stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund the Company.

The operating expenses will increase as the Company undertakes its plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

Some of the statements contained in the above discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Readers of this document are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks and uncertainties set forth in Item
6. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.

Liquidity and Capital Resources


The Company had cash of $33,645 as of January 31, 2006, compared to cash of $22,554 as of January 31, 2005. The Company had a working capital deficit of $455,599 as of January 31, 2006, compared to working capital of $16,266 as of January 31, 2005.


Current assets reported for 2005 in 2006 financial statements differ from 2005 financial statements due to a "Due from related Parties" asset account in the BC company for $798 that was consolidated as liabilities in the 2005 statement.


The decrease in working capital and in cash was substantially due to general and administrative expenses incurred by the Company. The Company will continue to utilize the free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.


Going Concern


The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, the Company's auditors stated in their report on the Company's audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.


Future Financings


The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company's business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.


Off-Balance Sheet Arrangements


The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.


ITEM 7.    FINANCIAL STATEMENTS

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)

                        (A Pre-exploration Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2006 and 2005

                             (Stated in US Dollars)

A Partnership of Incorporated Professionals                      Amisano Hanson
                                                          Chartered Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Nitro Petroleum Inc. (formerly Ingenium Capital Corp.) (A Pre-exploration Stage Company) and its subsidiary as of January 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended January 31, 2006 and 2005 and for the period October 27, 2003 (Date of Inception) to January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Inc. (formerly Ingenium Capital Corp.) and its subsidiary as of January 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended January 31, 2006 and 2005 and for the period October 27, 2003 (Date of Inception) to January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                         "AMISANO HANSON"
April 17, 2006, except as to Note 9(i)
which is as of April 27, 2006                             Chartered Accountants


750 WEST PENDER STREET, SUITE 604                TELEPHONE:  604-689-0188
VANCOUVER CANADA                                 FACSIMILE:  604-689-9773
V6C 2T7                                          E-MAIL: amishan@telus.net

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                            January 31, 2006 and 2005
                             (Stated in US Dollars)

                                                     ASSETS                        2006                 2005
                                                     ------                        ----                 ----
Current
    Cash                                                                    $           33,645   $           17,628
    Current assets of discontinued operations                                                -                5,724
                                                                            ------------------   ------------------

                                                                                        33,645               23,352
Oil and gas properties - Notes 3 and 9                                                 390,000                    -
                                                                            ------------------   ------------------

                                                                            $          423,645   $           23,352
                                                                            ==================   ==================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                                $           60,030   $            6,000
    Promissory notes payable - Note 4                                                  424,581                    -
    Due to related party - Note 6                                                        4,633                1,086
                                                                            ------------------   ------------------

                                                                                       489,244                7,086
                                                                            ------------------   ------------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock
    Authorized:
           400,000,000  common stock, $0.001 par value
            10,000,000  preferred stock, $0.001 par value
     Issued and outstanding:
            29,608,000  common shares (January 31, 2005: 29,608,000)                    29,608               29,608
Additional paid-in capital                                                              62,592               62,592
Deficit accumulated during the pre-exploration stage                                  (157,799)             (74,778)
Accumulated other comprehensive loss                                                         -               (1,156)
                                                                            ------------------   ------------------

                                                                                       (65,599)              16,266
                                                                            ------------------   ------------------

                                                                            $          423,645   $           23,352
                                                                            ==================   ==================

Nature and Continuance of Operations - Note 1 Commitments - Note 3 and 9 Subsequent Events - Notes 1, 3, 4 and 9

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the years ended January 31, 2006 and 2005
     and from October 27, 2003 (Date of Incorporation) to January 31, 2006
                             (Stated in US Dollars)

                                                                                                   October 27, 2003
                                                                                                       (Date of
                                                                                                  Incorporation) to
                                                                                                     January 31,
                                                                  2006               2005                2006
                                                                  ----               ----                ----
Expenses
    Accounting and audit fees                              $          12,506  $         10,550   $           27,006
    Bank charges                                                         130                30                  195
    Management fees - Note 6                                           5,000             4,500                9,500
    Filing fees                                                        3,815             2,297                6,112
    Legal fees                                                        52,008            20,011               75,019
    Office and miscellaneous                                               -             2,834                2,977
    Transfer agent fees                                                  330             3,250                3,580
                                                           -----------------  ----------------   ------------------

Loss before other item                                               (73,789)          (43,472)            (124,389)

Other Item
    Interest income                                                        1                21                   22
                                                           -----------------  ----------------   ------------------

Loss from continuing operations for the period                       (73,788)          (43,451)            (124,367)

Discontinued operations - Schedule 1                                  (8,077)          (15,715)             (33,432)
                                                           -----------------  ----------------   ------------------

Net loss for the period                                    $         (81,865) $        (59,166)  $         (157,799)
                                                           =================  ================   ==================

Basic and diluted loss per share
 - continuing operations                                   $              (0.0$)          (0.00)
                                                           ==================== ===============

Basic and diluted loss per share
 - discontinued operations                                 $            0.00  $            (0.00)
                                                           =================  ==================

Weighted average number of shares outstanding                     29,608,000        29,608,000
                                                           =================  ================


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the years ended January 31, 2006 and 2005
     and from October 27, 2003 (Date of Incorporation) to January 31, 2006
                             (Stated in US Dollars)

                                                                                                   October 27, 2003
                                                                                                       (Date of
                                                                                                  Incorporation) to
                                                                                                     January 31,
                                                               2006                 2005                 2006
                                                               ----                 ----                 ----
Operating Activities
    Loss from continuing operations                    $          (73,788)  $          (43,451)  $         (124,367)
    Change in non-cash working capital balance
     related to operations:
      Accounts payable and accrued liabilities                     54,030                3,116               60,030
                                                       ------------------   ------------------   ------------------

Cash used in operating activities                                 (19,758)             (40,335)             (64,337)
                                                       ------------------   ------------------   ------------------

Investing Activities
    Advances to affiliate                                          (2,353)             (20,032)             (33,432)
    Acquisition of oil and gas properties                        (390,000)                   -             (390,000)
                                                       ------------------   ------------------   ------------------

Cash used in investing activities                                (392,353)             (20,032)            (423,432)
                                                       ------------------   ------------------   ------------------

Financing Activities
    Issuance of common stock                                            -                    -               92,200
    Issuance of promissory notes payable                          424,581                    -              424,581
    Increase in due to related party                                3,547                1,086                4,633
                                                       ------------------   ------------------   ------------------

Cash from financing activities                                    428,128                1,086              521,414
                                                       ------------------   ------------------   ------------------

Increase (decrease) in cash from continuing
 operations                                                        16,017              (59,281)                   -

Decrease in cash from discontinued
 operations - Note 8                                               (4,926)              (3,043)                   -
                                                       ------------------   ------------------   ------------------

Increase (decrease) in cash during the period                      11,091              (56,238)              33,645

Cash, beginning of the period                                      22,554               78,792                    -
                                                       ------------------   ------------------   ------------------

Cash, end of the period                                $           33,645   $           22,554   $           33,645
                                                       ==================   ==================   ==================


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       for the year ended January 31, 2006
      and from October 27, 2003 (Date of Incorporation) to January 31, 2006
                             (Stated in US Dollars)


                                                                                   Deficit
                                                                                 Accumulated
                                                                                 During the      Accumulated
                                                                  Additional        Pre-            Other
                                         Common Shares             Paid-in       Exploration     Comprehensive
                                 -------------------------------
                                    *Number       *Par Value       Capital          Stage        Income (Loss)         Total
                                     ------        ---------       -------          -----        ------------          -----
Capital stock issued for cash:
                  - at $0.001       20,000,000  $      20,000   $      (1,500) $            -  $             -    $        5,000
                  - at $0.01         6,800,000          6,800          10,200               -                -            17,000
                  - at $0.10         2,808,000          2,808          67,392               -                -            70,200
Net loss for the period                      -              -               -         (17,045)               -           (17,045)
Foreign currency translation
 adjustment                                  -              -               -               -             (277)             (277)
                                 -------------  -------------   -------------  --------------  ---------------    --------------

Balance as at January 31, 2004      29,608,000         29,608          62,592         (17,045)            (277)           75,432

Net loss for the year                        -              -               -         (57,733)               -           (57,733)
Foreign currency translation
 adjustment                                  -              -               -               -           (1,433)           (1,433)
                                 -------------  -------------   -------------  --------------  ---------------    --------------

Balance as at January 31, 2005      29,608,000         29,608          62,592         (74,778)          (1,156)           16,266

Net loss from continuing
 operations                                  -              -               -         (73,788)               -           (73,788)

Net income from discontinued
 operations                                  -              -               -          (9,233)           1,156            (8,077)
                                 -------------  -------------   -------------  --------------  ---------------    --------------

Balance as at January 31, 2006      29,608,000  $      29,608   $      62,592  $     (157,799) $             -    $      (65,599)
                                 =============  =============   =============  ==============  ===============    ==============

* The number of common shares have been retroactively restated to reflect a forward stock split of four new shares for one old shares, effective February 6, 2006. The par value and additional paid-in capital was also adjusted to reflect the correct par value. The authorized common shares were also increased from 100,000,000 to 400,000,000.

                             SEE ACCOMPANYING NOTES

                                                                      Schedule 1
                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
                             STATEMENT OF OPERATIONS
           FROM DISCONTINUED OPERATIONS OF INGENIUM CAPITAL B.C. LTD.
                            January 31, 2006 and 2005
      and from October 27, 2003 (Date of Incorporation) to January 31, 2006
                             (Stated in US Dollars)


                                                                                            October 27, 2003
                                                                                                (Date of
                                                                                             Incorporation)
                                                                                                   to
                                                                                              January 31,
                                                              2006              2005              2006
                                                              ----              ----              ----
Expenses
   Bank charges                                         $           95     $         141   $           246
   Filing fees                                                   1,597               155             1,752
   Legal fees                                                        -                 -               841
   Office and miscellaneous                                      2,090             4,201             7,812
   Mineral property costs                                        4,437             9,785            21,769
   Transfer agent fees                                             791                 -               791
                                                        --------------     -------------   ---------------

Loss before the following                                       (9,010)          (14,282)          (33,211)

    Write-off of due to parent                                  36,499                 -            36,499
    Interest income                                                149                 -               149
    Foreign exchange loss                                       (3,439)                -            (3,437)
    Write-off of due from affiliate                            (33,432)                -           (33,432)
                                                        --------------     -------------   ---------------

Income (loss) for the period                                    (9,233)          (14,282)          (33,432)

Other comprehensive income (loss):
    Foreign currency adjustment                                  1,156            (1,433)                -
                                                        --------------     -------------   ---------------

Comprehensive income (loss) for the period              $       (8,077)    $     (15,715)  $       (33,432)
                                                        ==============     =============   ===============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                        (A Pre-exploration Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            January 31, 2006 and 2005
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations

              The Company is in the pre-exploration stage and directly and through joint ventures, subsequent to January 31, 2006, began the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $157,799 since its inception, has a working capital deficiency of $455,799 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 2        Summary of Significant Accounting Policies

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 2


Note 2        Summary of Significant Accounting Policies - (cont'd)

              The  financial  statements  have,  in  management's  opinion  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              Principles of Consolidation

              The consolidated financial statements at January 31, 2005 included the accounts of the Company and its wholly-owned subsidiary, Ingenium Capital B.C. Ltd. ("BC"). BC was incorporated by the Company under the Company Act of British Columbia on December 17, 2003. On March 29, 2006, BC was dissolved. Consequently, the financial statements for the year ended January 31, 2006 include the accounts of BC for the period February 1, 2005 to January 31, 2006 as discontinued operations. All inter-company transactions and accounts have been eliminated.

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

              Oil and Gas Properties

              The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

              Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 3

Note 2        Summary of Significant Accounting Policies - (cont'd)

              Oil and Gas Properties - (cont'd)

              Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

              Future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value and compared to the carrying value of oil and gas properties.

              Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 20%. Royalties paid net of any tax credits received are netted with oil and gas sales.

              Asset Retirement Obligations

              The Corporation recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

              Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At December 31, 2005, the Company cannot reasonably estimate the fair value of the oil and gas property's site restoration costs, if any.

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)

              Impairment of Long-lived Assets

              The Company has adopted Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

              Environmental Costs

              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Foreign Currency Translation

              The Company's functional currency is the United States dollar as substantially all of the Company's operations were in the United States. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the Statement of Financial Accounting ("FAS") No. 52.

              Assets and liabilities of BC are denominated in a foreign currency and were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts were translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period were included in the Accumulated Other Comprehensive Income
              (Loss) account in Stockholders' Equity.

              Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)

              Income Taxes

              The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Basic and Diluted Loss Per Share

              The Company reports basic loss per share in accordance with the FAS No, 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would be antidilutive.

              Financial Instruments

              The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Comprehensive Income

              The Company has adopted FAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

Note 3        Oil and Gas and Mineral Properties - Note 9

              Oil and Gas Properties

              By an acreage participation agreement effectively dated January 23, 2006 the Company acquired 50% of a leasehold interest in mineral leases known as the Barnett Shale play in Montague County, Texas for $300,000. The Company is entitled to a 1% overriding royalty, $500 per acre bonus with drilling commitments and the right to participate in a 25% working interest in wells drilled.

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 6

Note 3        Oil and Gas and Mineral Property - Note 9 - (cont'd)

              Oil and Gas Properties - (cont'd)

              By a letter agreement dated December 27, 2005, the Company acquired a 5% working interest in the Phillips #2 well, equal to a 3.75% net revenue interest in the Barnett Shale Prospect in Montague County, Texas for $80,000 (40 acres burdened by 25% royalty and overriding royalty interests). The Company is also entitled to participate up to a 5% working interest of additional wells on adjoining acreage.

              Mineral Property

              On December 22, 2003 the Company acquired a 100% undivided right, title and interest in and to the Glove 2 mineral claim (20 units) located in the Greenwood Mining Division in the province of British Columbia, Canada for $3,016. During the year ended January 31, 2006, the Company incurred a total of $4,437 (2005: $14,316)
              of exploration costs. Subsequent to January 31, 2006, this claim was abandoned.

Note 4        Promissory Notes Payable

              At January 31, 2006 the Company had promissory notes outstanding totalling $424,581 (2005: $NIL), which are unsecured, bear interest at 4% per annum and are due on demand. Subsequent to January 31, 2006, the Company received a further $1,810,000 with respect to promissory notes that contain the same terms as above.

Note 5        Income Taxes

              At January 31, 2006, the Company has accumulated net operating loss carryforwards totalling $157,799, which may be applied against future years income and expire commencing in 2024.

              Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

                                                                                   2006                2005
                                                                                   ----                ----
             Future income tax assets
                 Net tax losses carried forward                              $         43,636   $          9,877
                 Exploration and development expenses applied                               -              6,174
                                                                             ----------------   ----------------

                                                                                       43,636             16,051
                 Less: valuation allowance                                            (43,636)           (16,051)
                                                                             ----------------   ----------------

                                                                             $              -   $              -
                                                                             ================   ================

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 7

Note 5        Income Taxes - (cont'd)

              The Company has recorded a valuation allowance against its future income tax assets based on the extent to which it is more likely-than-not that sufficient taxable income will not be realized during the carry-forward period to utilize all the future tax assets.

Note 6        Related Party Transactions - Note 9

              During the year ended January 31, 2006, the Company incurred management fees charged by a director of the Company totalling $5,000 (2005: $4,500 charged by a former director of the Company).

              Due to related party of $4,633 is owing to the President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 7        New Accounting Standards

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 8        Discontinued Operations

              On January 31, 2006, the Company indicated its intention to dissolve its 100% owned subsidiary, BC. The loss related to BC has been disclosed up to January 31, 2006 as loss from discontinued operations (Schedule 1). The net loss from the dissolution was determined solely based on the total amount advanced to BC ($33,432) as there was no proceeds.

              Balance Sheet

              The consolidated balance sheets include the following amounts related to the discontinued operations of the subsidiary.

                                                           2006           2005
                                                           ----           ----

             Cash                                              -    $     5,724
                                                         -------    -----------

             Current assets of  discontinued operations  $     -          5,724
                                                         =======    ===========

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 8


Note 8        Discontinued Operations - (cont'd)

              Statement of Cash Flows

              Cash flows from discontinued operations are as follows:

                                                                                                  October 27,
                                                                                                 2003 (Date of
                                                                                                 Inception) to
                                                                                                  January 31,
                                                                 2006              2005               2006
                                                                 ----              ----               ----
             Cash flows used in operating activities
                 Loss from discontinued operations          $      (9,233)   $       (14,282)  $         (33,432)
                 Write-off of advances from parent
                  company                                          33,432                  -              33,432
                 Change in non-cash working capital
                  balance related to operations:
                   Accounts payable                                     -               (476)                  -
                   Due to related party                               798               (798)                  -
                                                            -------------    ---------------   -----------------

             Cash provided by (used in) operating
              activities                                           24,997            (15,556)                  -
                                                            -------------    ---------------   -----------------

             Financing Activity
                 Advances from (to) parent company                (31,079)            20,032                   -
                                                            -------------    ---------------   -----------------

             Cash provided by (used in) financing
              activity                                            (31,079)            20,032                   -
                                                            -------------    ---------------   -----------------

             Foreign current translation adjustment                 1,156             (1,433)                  -
                                                            -------------    ---------------   -----------------

             Increase (decrease) in cash from
              discontinued operations prior to
              disposal                                      $      (4,926)   $         3,043   $               -
                                                            =============    ===============   =================

Nitro Petroleum Inc.
(formerly Ingenium Capital Corp.)
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements January 31, 2006 and 2005 (Stated in US Dollars) - Page 9

Note 9        Subsequent Events - Note 3

              i)  Corsicana Pilot Project

               a) By a letter of intent dated March 1, 2006, the Company agreed to acquire a 25% interest in the Corsicana Pilot Project - Phase 1, Corsicana, Texas in consideration for the payments totaling $750,000, of which $410,000 has been paid ($10,000 was paid prior to January 31, 2006 and $400,000 was paid subsequent to January 31, 2006). The Company may pay $1,500,000 to fund additional prospect leases to earn an undivided 23.75% working interest and a 35% net income payback until it has returned its contributed capital.
                    Subsequent to January 31, 2006 the Company paid $70,283 pursuant to an authority for expenditure on two wells.

               b) By a letter dated April 25, 2006, the Company has acquired a 5% to 10% working interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000 (paid subsequent to January 31, 2006). This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

              ii) By agreements  dated February 15, 2006, the Company engaged an administrator at CDN$2,500 per month and a manager at US$2,500 per month for a one year period. The manager is a director of the Company.

Note 10       Comparative Figures

              Certain comparative figures at January 31, 2005 and for the period October 27, 2003 (Date of Incorporation) to January 31,2006 have been reclassified to conform with the presentation used in the current period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES.


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of January 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's Certifying Officers concluded that, as of January 31, 2006, its disclosure controls and procedures were effective.


There were no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.

None.

                                    PART III




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The Company'S executive officers and directors and their respective ages as of April 30, 2006, are as follows:

Name   :         Age                Office(s) Held
----             ---                --------------

Ted Kozub         68                President, Secretary, Treasurer, Director
Gary Haukeland    49                Director

Set forth below is a brief description of the background and business experience of the officers and directors.

Mr. Ted Kozub was appointed as the Company's president, secretary and treasurer and a director as of December 12, 2005. Mr. Mr. Kozub is a recently retired tax partner with KPMG, where he was a partner from 1981 to 2000. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation. Mr. Kozub was a director and officer of Fetchomatic Inc. from May 1, 2000 to February 26, 2001. Since then Mr. Kozub has been involved with the following public companies:

1. Direct Response Financial Corp - CFO, CEO and director from April 1, 2003, to January 2, 2004;

2. Koko Petroleum Inc. - CEO, President and director from March 2004 to present;

3. Cheetah Oil and Gas Ltd. - CFO and director from January 2, 2004, to present; and

4. AMI Resources - Director from April 2002 to July 15, 2005.

He was appointed to the special task force for the implementation of Canadian Tax Reform and was Tax Manager with Hudson's Bay Oil & Gas in Calgary, a subsidiary of Conoco. Mr. Kozub held office of President of the Canadian
Petroleum Tax Society for two years and was a frequent lecturer to various accounting organizations in accounting, cost and management and taxation.

Mr. Kozub received his certified management accounting designation in 1963 after attending the University of Calgary, Department of Extension. He attended Mount Royal College in Calgary and received his business management certificate in 1960. Mr. Kozub has lectured at the University of Calgary, Department of Extension in managerial accounting.

Mr. Gary Haukeland has been in the real estate business for over 25 years following a number of years with the Royal Bank of Canada and later with Dun and Bradstreet. While with the Royal Bank he worked at numerous branches in management and accounting capacities. At Dun and Bradstreet he held a business analyst position compiling credit reporting information on private and public corporations. In 1977 he obtained his real estate pre-licensing accreditation through the Faculty of Commerce at the University of British Columbia. He is currently Vice President and Managing Broker of NAI Goddard & Smith, a commercial real estate firm in Vancouver, British Columbia, partnered with 300 offices in 40 countries worldwide with over $25 billion in transactions annually. Throughout his real estate career he has successfully coordinated a multitude of complex negotiations. His knowledge and marketing services are sought by developers, lenders and institutional clients for development strategies, trends and work out situations. Over the years he has represented these clients throughout Canada, the United States and Asia.

Compensation

The Company pays Mr. Kozub compensation pursuant to a management and administrative services agreement with Mr. Kozub dated February 15, 2006, as described below under the heading "Executive Compensation - Management Agreement". The Company presently does not pay any compensation to Mr. Haukeland.

Term of Office

The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's bylaws. Officers are appointed by the board of directors and hold office until removed by the board.

Audit Committee

The Company presently does not have an audit committee of the board of directors due to the early stage of its operations and has only recently started to acquire leases and working interests in oil and gas properties.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons that beneficially own more than ten percent of the equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the copies of such forms received by it, during the fiscal year ended January 31, 2006, all such filing requirements applicable to the Company's officers and directors were complied with.

Code of Ethics

The Company recently adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report.

ITEM 10.              EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes, for the last three fiscal years, the annual and long-term compensation awarded to, earned by, or paid to the person who was the Company's chief executive officer and each of the Company's other highest compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") as of the end of the last fiscal year:

                                                                              Long-Term Compensation
                                                                         ---------------------------------
                                          Annual Compensation                    Awards          Payouts
                               ---------------------------------------------------------------------------
         (a)             (b)        (c)          (d)           (e)           (f)         (g)       (h)      (i)
                                                                                     Securities
                                                                         Restricted  Underlying          All Other
                      Year                                 Other Annual     Stock     Options/    LTIP    Compen-
 Name and Principal   Ended                                Compensation   Award(s)      SARs     Payouts   sation
      Position         Jan. 31   Salary ($)   Bonus ($)        ($)           ($)        (no.)      ($)      ($)
--------------------------------------------------------------------------------------------------------------------
Ted Kozub             2006(1)    $5,000        --              --              --          --        --    --
  President, CEO      2005           --        --              --              --          --        --    --
  and Director        2004           --        --              --              --          --        --    --

William Asselstine    2006(2)        --        --              --              --          --        --    --
  President, CEO      2005           --        --              --              --          --        --    --
  and Director        2004           --        --              --              --          --        --    --
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Kozub became the Company's only executive officer on December 19, 2005, and is paid pursuant to a management and administrative services agreement dated February 15, 2006, as described below under the heading "Management Agreement."
(2) Mr. Asselstine resigned as the Company's president and CEO on December 19, 2005.

No compensation is paid to directors for serving as a director on the Company's board of directors.

Stock Option Grants

The Company has never made any stock option grants to its executive officers or directors.

Management Agreement


The Company entered into a management and administrative services agreement with Mr. Kozub on February 15, 2006. Under this management and services agreement, the Company pays Mr. Kozub a consulting fee of USD$2,500 per month in consideration for Mr. Kozub's agreement to provide services to carry out management and direction of the Company's business and office administration services, including telephone and computer services.

Mr. Kozub also is to be reimbursed for any expenses directly attributable to performing his obligations pursuant to the agreement.

The management and  administrative  services   agreement is  for  a term of  one
year and is terminable by either party upon one month's notice to the other.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of April 30, 2006, by: (i) each person (including any group) known to own more than five percent (5%) of any class of the voting securities, (ii) each of the Company's directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


 Title of Class           Name and Address of         Amount and Nature of          Percentage of
                           Beneficial Owner          Beneficial Ownership          Common Stock (1)
-----------------------------------------------------------------------------------------------------
Directors and Officers

Common Stock              Ted Kozub                         20,000,000                  67.5%
                          President and Director             Direct
                          123 Christie Mountain Lane,
                          Okanagan Falls,
                          British Columbia

Common Stock              Gary Haukeland                        NIL                       NIL
                          Director
                          1723 - 595 Burrard Street,
                          Bentall Three
                          Vancouver, BC

Common Stock              All Officers and Directors         20,000,000                 67.5%
                          as a Group (2 persons)
-----------------------------------------------------------------------------------------------------

(1) The percentage of common stock held is based on 29,608,000 shares of common stock issued and outstanding as of April 30, 2006.

The Company believes that that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table.

Equity Compensation Plan Information

As at January 31, 2006, the Company did not have any equity compensation plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.  EXHIBITS

-----------------------------------------------------------------------------------------------------------------------
     Exhibit
     Number*                          Description of Exhibit                                  Location
-----------------------------------------------------------------------------------------------------------------------
      Item 3       Articles of Incorporation and Bylaws
-----------------------------------------------------------------------------------------------------------------------
       3.1         Articles of Incorporation                                     Incorporated by reference from the
                                                                                 Registration Statement on Form
                                                                                 SB-2 filed April 21, 2004, SEC
                                                                                 File No. 333-114660.
-----------------------------------------------------------------------------------------------------------------------
       3.2         Bylaws, as amended                                            Incorporated by reference from the
                                                                                 Registration Statement on Form
                                                                                 SB-2 filed April 21, 2004, SEC
                                                                                 File No. 333-114660.
-----------------------------------------------------------------------------------------------------------------------
       3.3         Articles of Amendment to the Articles of Incorporation of     This filing.
                   Ingenium Capital Corp. (Name changed therein to Nitro
                   Petroleum Incorporated)
-----------------------------------------------------------------------------------------------------------------------
      Item 4       Instruments Defining the Rights of Security Holders,
                   Including Indentures
-----------------------------------------------------------------------------------------------------------------------
                   Specimen Stock Certificate                                    This filing.
-----------------------------------------------------------------------------------------------------------------------
      Item 10      Material Contracts
-----------------------------------------------------------------------------------------------------------------------
      10.2         Management and Services Agreement between Ingenium Capital    Incorporated by reference from
                   Corp. and William Asselstine dated May 1, 2004**              Amendment No. 1 to Registration
                                                                                 Statement on Form SB-2 filed June
                                                                                 24, 2004, SEC File No.
                                                                                 333-114660.
-----------------------------------------------------------------------------------------------------------------------
       10.3        Agreement entered December 27, 2005, between REO Energy Ltd.  This filing.
                   and Ingenium Capital Corp. (currently Nitro Petroleum, Inc.)
-----------------------------------------------------------------------------------------------------------------------
       10.4        Acreage Participation Agreement entered January 23, 2006,     This filing.
                   between REO Energy, Ltd. and Ingenium Capital Corp.
                   (currently Nitro Petroleum, Inc.)
-----------------------------------------------------------------------------------------------------------------------
       10.5        Management and Services Agreement between Ingenium Capital    This filing.
                   Corp. (currently Nitro Petroleum, Inc.) and Ted Kozub dated
                   February 15, 2006**
-----------------------------------------------------------------------------------------------------------------------
       10.6        Letter of Intent Agreement between Texas M.O.R., Inc. and     This filing.
                   JMT Resources Ltd. and Nitro Petroleum, Inc. and KOKO
                   Petroleum, Ltd., entered March 1, 2006
-----------------------------------------------------------------------------------------------------------------------
       10.7        Letter of Intent among Nitro Petroleum, Inc., REO Energy,     This filing.
                   Ltd., and JMT Resources, Ltd. signed March 27, 2006
-----------------------------------------------------------------------------------------------------------------------
       10.8        Agreement Letter among REO Energy Ltd. and Nitro Petroleum    This filing
                   Incorporated dated April 25, 2006
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
     Exhibit
     Number*                          Description of Exhibit                                  Location
-----------------------------------------------------------------------------------------------------------------------
       10.9        Termination Letter dated April 27, 2006 among REO Energy      This filing.
                   Ltd. and Nitro Petroleum Incorporated
-----------------------------------------------------------------------------------------------------------------------
     Item 14       Code of Ethics
-----------------------------------------------------------------------------------------------------------------------
       14.1        Code of Ethics                                                This filing.
-----------------------------------------------------------------------------------------------------------------------
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
-----------------------------------------------------------------------------------------------------------------------
      31.1         Certification of Chief Executive Officer and Chief Financial  This filing.
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------
     Item 32       Section 1350 Certifications
-----------------------------------------------------------------------------------------------------------------------
      32.1         Certification of Chief Executive Officer and Chief Financial  This filing.
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------

* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 13 of Form 10-KSB.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following table sets forth information regarding the amount billed to the Company by its independent auditor, Amisano Hanson, for the fiscal years ended January 31, 2006 and 2005:

                                             Years ended January 31
                                       2005                       2006
                                      ------                     -------
Audit Fees:                           $4,047                     $5,736
Non-Audit Related Fees:               $3,985                     $3,451
Tax Fees:                              Nil                         Nil
All Other Fees:                        Nil                         Nil
Total:                                $8,032                     $9,187

Audit Fees


Audit Fees are the aggregate fees billed by the independent auditor for the audit of the consolidated annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by Amisano Hanson. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to the Company's President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that the Secretary and Treasurer report such approvals to the board of directors at the next regularly scheduled meeting of the board of directors.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NITRO PETROLEUM INCORPORATED

By:   /s/ Kozub
      -----------------------------------------------------
      Ted Kozub,
      President, Chief Executive Officer
      and Chief Financial Officer
      Director

      Date: May 11, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:  /s/ Kozub
      -----------------------------------------------------
      Ted Kozub,
      President, Chief Executive Officer
      and Chief Financial Officer
      Director

      Date: May 11, 2006

Per:  /s/ Haukeland
      Gary Haukeland,
      Director

      Date: May 11, 2006