Form 10QSB
period 2006-04-30
NITRO PETROLEUM INC
filed 2006-06-13
CIK 1285236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


|X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
    Act Of 1934


                  For the quarterly period ended April 30, 2006


|_| Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act
    Of 1934


                  For the transition period from _____ to _____


                        COMMISSION FILE NUMBER 000-50932


                          NITRO PETROLEUM INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                      NEVADA                                  98-0488493
----------------------------------------------------   -------------------------
 (State or other jurisdiction of incorporation or        (I.R.S. Employer
                   organization)                          Identification No.)

            123 Christie Mountain Lane
Okanagan Falls, British Columbia, Canada                       V0H 1R0
----------------------------------------------------   -------------------------
     (Address of principal executive offices)                (Zip Code)


                   250-809-9185
----------------------------------------------------
             Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| ______ No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,608,000 shares of Common Stock as of June 5, 2005


Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

ITEM 1. FINANCIAL STATEMENTS

                              NITRO PETROLEUM INC.

                        (formerly Ingenium Capital Corp.)

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 April 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       April 30, 2006 and January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                 April 30,           January 31,
                                                     ASSETS                        2006                 2006
                                                     ------                        ----                 ----
Current
    Cash                                                                    $          506,143   $           33,645

Oil and gas properties - Schedule 2                                                  1,610,000              390,000
                                                                            ------------------   ------------------

                                                                            $        2,116,143   $          423,645
                                                                            ==================   ==================

                                                     LIABILITIES

Current
    Accounts payable and accrued liabilities                                $           54,839   $           60,030
    Promissory notes payable                                                         2,254,285              424,581
    Due to related party - Note 4                                                        4,633                4,633
                                                                            ------------------   ------------------

                                                                                     2,313,757              489,244
                                                                            ------------------   ------------------

                                               STOCKHOLDERS' DEFICIENCY

Capital stock
    Authorized:
           400,000,000  common stock, $0.001 par value
            10,000,000  preferred stock, $0.001 par value
    Issued and outstanding:
            29,608,000  common shares (January 31, 2006: 29,608,000)                    29,608               29,608
Additional paid-in capital                                                              62,592               62,592
Deficit accumulated during the exploration stage                                      (289,814)            (157,799)
                                                                            ------------------   ------------------

                                                                                      (197,614)             (65,599)
                                                                            ------------------   ------------------

                                                                            $        2,116,143   $          423,645
                                                                            ==================   ==================



                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended April 30, 2006 and 2005
   and for the period October 27, 2003 (Date of Inception) to April 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                       October 27, 2003
                                                                                                           (Date of
                                                                       Three months ended               Inception) to
                                                                           April 30,                      April 30,
                                                            -----------------------------------------
                                                                    2006                2005                 2006
                                                                    ----                ----                 ----
    Expenses
        Accounting and audit fees                           $           28,170   $            2,149  $           55,176
        Bank charges and interests                                      20,024                   34              20,219
        Management fees - Note 4                                         7,265                1,500              16,765
        Filing fees                                                          -                    -               6,112
        Foreign exchange                                                   231                    -                 231
        Legal fees                                                      51,298                1,218             126,317
        Office and miscellaneous                                           138                    -               3,115
        Investor relation fees                                          14,611                    -              14,611
        Transfer agent fees                                                643                  120               4,223
        Travel                                                          13,265                    -              13,265
                                                            ------------------   ------------------  ------------------

     Loss before other item                                           (135,645)              (5,021)           (260,034)

     Other Item
        Interest income                                                  3,630                    -               3,652
                                                            ------------------   ------------------  ------------------

     Loss for the period from continuing
      operations                                                      (132,015)              (5,021)           (256,382)

     Discontinued operations - Schedule 1                                    -               (5,438)            (33,432)
                                                            ------------------   ------------------  ------------------

     Net loss for the period                                $         (132,015)  $          (10,459) $         (289,814)
                                                            ==================   ==================  ==================

     Basic and diluted loss per share                       $            (0.00)  $            (0.00)
                                                            ==================   ==================

    Weighted average number of shares outstanding                   29,608,000           29,608,000
                                                            ==================   ==================



                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended April 30, 2006 and 2005
   and for the period October 27, 2003 (Date of Inception) to April 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                         October 27, 2003
                                                                                                             (Date of
                                                                        Three months ended                Inception) to
                                                                             April 30,                      April 30,
                                                                     2006                 2005                 2006
                                                                     ----                 ----                 ----
Operating Activities
    Net loss for the period from continuing operations       $         (132,015)  $           (5,021)  $          (256,382)
    Change in non-cash working capital balance
     related to  operations
      Accounts payable and accrued liabilities                           (5,191)               2,318                54,839
                                                             ------------------   ------------------   -------------------

Cash used in operating activities                                      (137,206)              (2,703)             (201,543)
                                                             ------------------   ------------------   -------------------

Investing Activities
    Advances to affiliate                                                     -               (4,009)              (33,432)
    Acquisition of oil and gas properties                            (1,220,000)                   -            (1,610,000)
                                                             ------------------   ------------------   -------------------

Cash used in investing activities                                    (1,220,000)              (4,009)           (1,643,432)
                                                             ------------------   ------------------   -------------------

Financing Activities
    Issuance of common stock                                                  -                    -                92,200
    Issuance of promissory notes payable                              1,829,704                                  2,254,285
    Due to related party                                                      -                1,415                 4,633
                                                             ------------------   ------------------   -------------------

Cash from financing activities                                        1,829,704                1,415             2,351,118
                                                             ------------------   ------------------   -------------------

Increase (decrease) in cash from continuing
 operations                                                             472,498               (5,297)              506,143

Decrease in cash from discontinued operations
 - Note 3                                                                     -               (1,171)                    -
                                                             ------------------   ------------------   -------------------

Increase (decrease) in cash during the period                           472,498               (6,468)              506,143

Cash, beginning of the period                                            33,645               22,554                     -
                                                             ------------------   ------------------   -------------------

Cash, end of the period                                      $          506,143   $           16,086   $           506,143
                                                             ==================   ==================   ===================


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           from October 27, 2003 (Date of Inception) to April 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                      Cumulative
                                                                                       Deficit          Effect
                                                                                     Accumulated      of Foreign
                                                                      Additional     During the        Currency
                                              Common Shares            Paid-in       Exploration      Translation
                                      ------------------------------
                                         *Number      *Par Value       Capital          Stage         Adjustment          Total
                                          ------       ---------       -------          -----         ----------          -----
Capital stock issued for cash:
                       - at $0.001       20,000,000 $       20,000  $      (15,000)$            -  $             -   $     5,000
                       - at $0.01         6,800,000          6,800          10,200              -                -        17,000
                       - at $0.10         2,808,000          2,808          67,392              -                -        70,200
Net loss for the period                           -              -               -        (17,045)               -       (17,045)
Foreign currency translation
 adjustment                                       -              -               -              -              277           277
                                      ------------- --------------  -------------- --------------  ---------------   ------------

Balance, as at January 31, 2004          29,608,000         29,608          62,592        (17,045)             277        75,432

Net loss for the year                             -              -               -        (57,733)               -       (57,733)
Foreign currency translation
 adjustment                                       -              -               -              -           (1,433)       (1,433)
                                      ------------- --------------  -------------- --------------  ---------------   ------------

Balance, as at January 31, 2005          29,608,000         29,608          62,592        (74,778)          (1,156)       16,266

Net loss from continuing                          -              -               -        (73,788)               -       (73,788)
 operations
Net loss from discontinued
 operations                                       -              -               -          (9,233)          1,156        (8,077)
                                      ------------- --------------  -------------- --------------- ---------------   ------------

Balance, as at January 31, 2006          29,608,000         29,608          62,592       (157,799)               -       (65,599)

Net loss for the period                           -              -               -       (132,015)               -      (132,015)
                                      ------------- --------------  -------------- --------------  ---------------   ------------

Balance, as at April 30, 2006            29,608,000 $       29,608  $       62,592 $     (289,814) $             -   $  (197,614)
                                      ============= ==============  ============== ==============  ===============   ============

* The number of common shares have been retroactively restated to reflect a forward split of four new shares for one old share, that took place on February 6, 2006. The par value and additional paid-in capital have been adjusted to reflect the correct par value. The authorized common shares have also been increased from 100,000,000 to 400,000,000.


                             SEE ACCOMPANYING NOTES

                                                                     Schedule 1


                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           FROM DISCONTINUED OPERATIONS OF INGENIUM CAPITAL B.C. LTD.
             for the three months ended April 30, 2006 and 2005 and
           from October 27, 2003 (Date of Inception) to April 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                         October 27, 2003
                                                                                                             (Date of
                                                                        Three months ended                Inception) to
                                                                             April 30,                      April 30,
                                                                     2006                 2005                 2006
                                                                     ----                 ----                 ----
Expenses
    Bank charges                                             $                -   $               39   $               246
    Filing fees                                                               -                    -                 1,752
    Legal fees                                                                -                    -                   841
    Office and miscellaneous                                                  -                  732                 7,812
    Promotion costs                                                           -                  118                     -
    Mineral property costs                                                    -                4,362                21,769
    Transfer agent fees                                                       -                    -                   791
    Travel                                                                    -                  197                     -
                                                             ------------------   ------------------   -------------------

Loss before the following                                                     -               (5,448)              (33,211)

    Write -off of due to parent                                               -                    -                36,499
    Interest income                                                           -                    -                   149
    Foreign exchange gain (loss)                                              -                   10                (3,437)
    Write-off of due from affiliate                                           -                    -               (33,432)
                                                             ------------------   ------------------   -------------------

Net loss for the period                                      $                -   $           (5,438)  $           (33,432)
                                                             ==================   ==================   ===================



                             SEE ACCOMPANYING NOTES

                                                                     Schedule 2


                              NITRO PETROLEUM INC.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
                  INTERIM STATEMENTS OF OIL AND GAS PROPERTIES
                  for the three months ended April 30, 2006 and
                       for the year ended January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                  Balance                         Balance                          Balance
                                                January 31,                     January 31,                       April 30,
                                                   2005          Additions          2006          Additions         2006
                                                   ----          ---------          ----          ---------         ----
Oil and gas property costs:

    Barnett Shale                             $            -  $      300,000  $     300,000    $            -  $      300,000

    Phillip #2                                             -          80,000         80,000                 -          80,000

    Corsicana Pilot Project                                -          10,000         10,000           400,000         410,000

    Barnett Shale, wells                                   -               -              -           750,000         750,000

    Pierce #1 and McKinney #2                              -               -              -            70,000          70,000
                                              --------------  --------------  -------------    --------------  --------------

                                              $            -  $      390,000  $     390,000    $    1,220,000  $    1,610,000
                                              ==============  ==============  =============    ==============  ==============


                             SEE ACCOMPANYING NOTES

                              Nitro Petroleum Inc.
                        (formerly Ingenium Capital Corp.)
                         (An Exploration Stage Company)
             Notes to the Interim Consolidated Financial Statements
                                 April 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------



Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2006 annual financial statements.

Note 2        Continuance of Operations

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $289,814 since its inception, has a working capital deficiency of $1,807,614 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              On February 27, 2006, the Company changed its name to Nitro Petroleum Inc.

Note 3        Discontinued Operations

              On January 31, 2006, the company indicated its intention to dissolve its 100% owned subsidiary, Ingenium Capital B.C. Ltd. ("BC"). The loss related to BC for the three months ended April 30, 2005 has been disclosed as loss from discontinued operations (Schedule 1).

NITRO PETROLEUM INC.
(formerly Ingenium Capital Corp.)
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2006
(Stated in US Dollars)
(Unaudited) - Page 2


Note 3        Discontinued Operations - (cont'd)

              Statement of Cash Flows

              Cash flows from discontinued operations are as follows:

                                                                                                          October 27,
                                                                                                         2003 (Date of
                                                                        Three months ended               Inception) to
                                                                            April 30,                      April 30,
                                                                    2006                 2005                 2006
                                                                    ----                 ----                 ----
             Cash flows used in operating activities
                 Loss from discontinued operations           $                -  $           (5,438)  $         (33,432)
                 Write-off of advances from parent
                  company                                                     -                   -              33,432
                 Change in non-cash working capital
                  balance related to operations:
                   Accounts payable                                           -                   -                   -
                   Due to related party                                       -                 258                   -
                                                             ------------------  ------------------   -----------------

             Cash provided by (used in) operating
              activities                                                      -              (5,180)                  -
                                                             ------------------  ------------------   -----------------

             Financing Activity
                 Advances from (to) parent company                            -               4,009                   -
                                                             ------------------  ------------------   -----------------

             Cash provided by (used in) financing
              activity                                                        -               4,009                   -
                                                             ------------------  ------------------   -----------------

             Decrease in cash from
              discontinued operations prior to disposal      $                -  $           (1,171)  $               -
                                                             ==================  ==================   =================

Note 4        Related Party Transactions

              During the three months ended April 30, 2006 the Company incurred management fees charged by a director of the Company totalling $7,265 (2005: $1,500 charged by a former director of the Company).

              Amounts due to related party, are due to a director of the Company
              for  unpaid   management   fees.   These  amounts  are  unsecured,
              non-interest bearing and have no specific terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

Corsicana
---------
Under the Corsicana Pilot Flood Project agreement, entered into on March 1, 2006, between Texas M.O.R., Inc. and JMT Resources Ltd. (the operating parties) and Nitro Petroleum, Inc. and KOKO Petroleum, Ltd. (the investing parties) all parties are forming a joint venture. Under the agreement, the investing parties are to invest $4,500,000. Nitro has currently invested $410,000.

Nitro is planning to continue the Pilot Flood project and expand upon success with potential to drill 50 wells in 2006. The Company intends to initiate seismic shoot to cover approximately 4,000 acres. It also plans to commence horizontal drilling into undeveloped zones.

Barnett Shale
-------------
Nitro is participating in profits from the various wells in Barnett Shale. Nitro has acquired a 5% working interest in the Phillips #2 well in the Barnett Shale Prospect, Montague County, Texas. The Company is also entitled to participate up to a 5% working interest in additional wells on adjoining acreage.

Nitro has acquired a 50% of the holder's leasehold interest in the Gross Area of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Assigned Acreage"). Under this agreement the participant is entitled to receive 1% overriding royalty on the entire Gross Area, to participate in up to a 25% working interest in wells drilled in the Gross Area and to receive an acreage fee from all wells drilled on the Assigned Acreage in the amount of $500 per acre.

Nitro also acquired a 10% working interest in four wells ($150,000 per well) and a 5% working interest in two wells ($75,000 per well) drilled by REO Energy Ltd. on Barnett Shale formation leases.

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

General and Administrative Expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

General and administrative expenses totaled $135,645 for the three months ending April 30, 2006, compared to $5,021 for the three months ending April 30, 2005. This increase was due to an increase in development, organization, sales and marketing costs associated with the movement into the oil and gas business.

Liquidity and Capital Resources

The Company had cash of $506,143 as of April 30, 2006, compared to cash of $33,645 as of January 31, 2006. The Company had working capital deficiency of $1,807,614 as of April 30, 2006, compared to working capital deficiency of $455,599 as of January 31, 2006. Current funds available to the Company are inadequate for it to be fully competitive in the areas in which it intends to operate. The Company will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Company will attempt to raise approximately $65,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Company will be successful in raising such additional funds.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Company has been successful in raising funds to date, there is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company. A large portion of the Company's financing to date has been through the issuance of shares or through equity financing with share based collateral. There can be no assurances that the Company will become self-sufficient. Therefore, the Company may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company.

Going  Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive oil and gas acquisitions and explorations. The auditors stated in their report on the audited financial statements that they have substantial doubt the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2006, being the date of the most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer. Based upon that evaluation, Chief Executive Officer concluded that disclosure controls and procedures are effective in timely alerting management to material information required to be included in periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                     PART II
Item 6. Exhibits

    Exhibit
     Number                     Description of Exhibit                               Location
----------------------------------------------------------------------------------------------------------
     Item 3       Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------------------
      3.1         Articles of Incorporation                                Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660.
----------------------------------------------------------------------------------------------------------
      3.2         Bylaws, as amended                                       Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660.
----------------------------------------------------------------------------------------------------------
       3.3                                                                 Incorporated by reference from
                  Articles of Amendment to the Articles of Incorporation   the Form 10-KSB filed May 15,
                  of Ingenium Capital Corp. (Name changed therein to       2006
                  Nitro Petroleum Incorporated)
----------------------------------------------------------------------------------------------------------
     Item 31      Rule 13a-14(a)/15d-14(a) Certifications
----------------------------------------------------------------------------------------------------------
      31.1        Certification of Chief Executive Officer and Chief       This filing.
                  Financial Officer pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------
     Item 32      Section 1350 Certifications
----------------------------------------------------------------------------------------------------------
      32.1        Certification of Chief Executive Officer and Chief       This filing.
                  Financial Officer pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


NITRO PETROLEUM INCORPORATED
By:   Ted Kozub
      ------------------------------------------------
      Ted Kozub, CEO, CFO and President
Date: June 12, 2006