Form 10QSB
period 2006-07-31
NITRO PETROLEUM INC
filed 2006-09-14
CIK 1285236

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities
     Exchange Act Of 1934


                  For the quarterly period ended July 31, 2006


 |_| Transition Report Under Section 13 or 15(d) Of The Securities Exchange
     Act Of 1934


                  For the transition period from _____ to _____


                        COMMISSION FILE NUMBER 000-50932


                          NITRO PETROLEUM INCORPORATED
                          ----------------------------
                 (Name of small business issuer in its charter)



             NEVADA                                      98-0488493
--------------------------------           -------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


29 - 3800 Pinnacle Way, Gallaghers Canyon
Kelowna, British Columbia, Canada                          V1W 3Z8
-----------------------------------------   ------------------------------------
(Address of principal executive offices)                 (Zip Code)


              250-809-9185
-----------------------------------------
      Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
29,608,000 shares of Common Stock as of August 31, 2006
-------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

ITEM 1. FINANCIAL STATEMENTS




                              NITRO PETROLEUM INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  July 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                              NITRO PETROLEUM INC.
                          (A Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       July 31, 2006 and January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                 July 31,            January 31,
                                                     ASSETS                        2006                 2006
                                                     ------                        ----                 ----
Current
    Cash                                                                    $          130,258   $           33,645
    Accounts receivable                                                                  1,431                    -
                                                                            ------------------   ------------------

                                                                                       131,689               33,645
Equipment - Note 4                                                                       1,930                    -
Oil and gas properties - Schedule 2                                                  1,865,000              390,000
                                                                            ------------------   ------------------

                                                                            $        1,998,619   $          423,645
                                                                            ==================   ==================

                                                    LIABILITIES
                                                    -----------

Current
    Accounts payable and accrued liabilities                                $           25,612   $           60,030
    Promissory notes payable                                                         2,276,814              424,581
    Due to related party - Note 7                                                        4,581                4,633
                                                                            ------------------   ------------------

                                                                                     2,307,007              489,244
                                                                            ------------------   ------------------

                                              STOCKHOLDERS' DEFICIENCY
                                              ------------------------

Capital stock
    Authorized:
           400,000,000  common stock, $0.001 par value
            10,000,000  preferred stock, $0.001 par value
    Issued and outstanding:
            29,608,000  common shares (January 31, 2006: 29,608,000)                    29,608               29,608
Contributed surplus                                                                     62,592               62,592
Deficit accumulated during the pre-exploration stage                                  (400,588)            (157,799)
                                                                            ------------------   ------------------

                                                                                      (308,388)             (65,599)
                                                                            ------------------   ------------------

                                                                            $        1,998,619   $          423,645
                                                                            ==================   ==================


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
          for the three and six months ended July 31, 2006 and 2005 and for the period October 27, 2003 (Date of Inception) to July 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                                October 27, 2003
                                                                                                                    (Date of
                                                          Three months ended              Six months ended      Inception) to
                                                                July 31,                       July 31,              July 31,
                                               --------------------------------------------------------------------
                                                       2006               2005           2006            2005           2006
                                                       ----               ----           ----            ----           ----
     Expenses
        Accounting and audit fees               $            4,656   $       2,699  $       32,826   $        4,848  $     59,832
        Bank charges and interest                           22,682              29          42,706               63        42,901
        Management fees - Note 7                             7,500           1,500          14,765            3,000        24,265
        Filing fees                                              -             755               -              755         6,112
        Foreign currency translation                         3,773               -           4,004                -         4,004
        Investor relation fees                              19,996               -          34,607                -        34,607
        Legal fees                                          46,960           2,783          98,258            4,001       173,277
        Office and miscellaneous                             1,617               -           1,755                -         4,732
        Transfer agent fees                                      -             115             643              235         4,223
        Travel                                               7,889               -          21,154                -        21,154
                                                ------------------   --------------  -------------   ---------------   -----------

     Net loss before other items                          (115,073)         (7,881)       (250,718)         (12,902)     (375,107)

     Other Items
        Royalty income                                       4,299               -           4,299                -         4,299
        Interest income                                          -               -           3,630                -         3,652
                                                 ------------------   -------------  --------------   --------------   -----------

     Net loss for the period from continued operations    (110,774)         (7,881)       (242,789)         (12,902)     (367,156)
     Discontinued operations - Schedule 1                        -            (900)              -           (6,338)      (33,432)
                                                 ------------------   ------------  ---------------   --------------   -----------

     Net loss for the period                    $         (110,774)  $      (8,781) $     (242,789)  $      (19,240)  $  (400,588)
                                                 ==================   ============= ==============   ===============   ===========

     Basic and diluted loss per share           $            (0.00)  $       (0.00) $       (0.00)  $         (0.00)
                                                 ==================   =============  =============   ===============

    Weighted average number of shares outstanding       29,608,000      29,608,000      29,608,000       29,608,000
                                                 ==================   =============  =============  ===============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
       for the six months ended July 31, 2006 and 2005 and for the period
                                October 27, 2003
                      (Date of Inception) to July 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                         October 27, 2003
                                                                                                             (Date of
                                                                         Six months ended                 Inception) to
                                                                             July 31,                        July 31,
                                                                     2006                 2005                 2006
                                                                     ----                 ----                 ----
Operating Activities
    Net loss for the period from continued operations        $         (242,789)  $          (12,902)  $          (367,156)
    Change in non-cash working capital balances
     related to  operations
      Accounts receivable                                                (1,431)                                    (1,431)
      Accounts payable and accrued liabilities                          (34,418)              (1,443)               25,612
                                                             ------------------   ------------------   -------------------

Cash used in operating activities                                      (278,638)             (14,345)             (342,975)
                                                             ------------------   ------------------   -------------------

Investing Activities
    Advances to affiliate                                                     -               (1,607)              (33,432)
    Acquisition of oil and gas properties                            (1,475,000)                   -            (1,865,000)
    Purchase of equipment                                                (1,930)                   -                (1,930)
                                                             ------------------   ------------------   -------------------

Cash used in investing activities                                    (1,476,930)              (1,607)           (1,900,362)
                                                             ------------------   ------------------   -------------------

Financing Activities
    Issuance of common stock                                                  -                    -                92,200
    Issuance of promissory notes payable                              1,852,233                    -             2,276,814
    Increase (decrease) in due to related party                             (52)               2,915                 4,581
                                                             ------------------   ------------------   -------------------

Cash from financing activities                                        1,852,181                2,915             2,373,595
                                                             ------------------   ------------------   -------------------

Increase (decrease) in cash from continuing
 operations - Note 5                                                     96,613              (13,037)              130,258

Decrease in cash from discontinued operations                                 -               (4,360)                    -
                                                             ------------------   ------------------   -------------------

Increase (decrease) in cash during the period                            96,613              (17,397)              130,258

Cash, beginning of the period                                            33,645               22,554                     -
                                                             ------------------   ------------------   -------------------

Cash, end of the period                                      $          130,258   $            5,157   $           130,258
                                                             ==================   ==================   ===================


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                   INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
      for the period October 27, 2003 (Date of Inception) to July 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                      Cumulative
                                                                                       Deficit          Effect
                                                                                     Accumulated      of Foreign
                                                                      Additional     During the        Currency
                                              Common Shares            Paid-in       Exploration      Translation
                                      ------------------------------
                                         *Number      *Par Value       Capital          Stage         Adjustment          Total
                                          ------       ---------       -------          -----         ----------          -----
Capital stock issued for cash:
                       - at $0.001    20,000,000 $       20,000  $      (15,000)$            -  $             -   $        5,000
                       - at $0.01      6,800,000          6,800          10,200              -                -           17,000
                       - at $0.10      2,808,000          2,808          67,392              -                -           70,200
Net loss for the period                        -              -               -        (17,045)               -          (17,045)
Foreign currency translation
 adjustment                                    -              -               -              -              277              277
                                   ------------- --------------  -------------- --------------  ---------------   --------------

Balance, as at January 31, 2004       29,608,000         29,608          62,592        (17,045)             277           75,432

Net loss for the year                          -              -               -        (57,733)               -          (57,733)
Foreign currency translation
 adjustment                                    -              -               -              -           (1,433)          (1,433)
                                   ------------- --------------  -------------- --------------  ---------------   --------------

Balance, as at January 31, 2005       29,608,000         29,608          62,592        (74,778)          (1,156)          16,266

Net loss from continued
 operations                                    -              -               -        (73,788)               -          (73,788)
Net loss from discontinued
 operations                                    -              -               -          (9,233)          1,156           (8,077)
                                   ------------- --------------  -------------- --------------- ---------------   --------------

Balance, as at January 31, 2006       29,608,000         29,608          62,592       (157,799)               -          (65,599)

Net loss for the period                        -              -               -       (242,789)               -         (242,789)
                                   ------------- --------------  -------------- --------------  ---------------   --------------

Balance, as at July 31, 2006         29,608,000 $       29,608  $       62,592 $     (400,588) $             -   $     (308,388)
                                   ============= ==============  ============== ==============  ===============   ==============




* The number of common shares have been retroactively restated to reflect a forward split of four new shares for one old share, effective on February 6, 2006. The par value and additional paid-in capital have been adjusted to reflect the correct par value. The authorized common shares have also been increased from 100,000,000 to 400,000,000.

                             SEE ACCOMPANYING NOTES

 Schedule 1

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           FROM DISCONTINUED OPERATIONS OF INGENIUM CAPITAL B.C. LTD.
          for the three and six months ended July 31, 2006 and 2005 and from October 27, 2003 (Date of Inception) to July 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                               October 27,
                                                                                                              2003 (Date of
                                                 Three months ended                Six months ended           Inception) to
                                                      July 31,                         July 31,                  July 31,
                                               2006             2005             2006            2005              2006
                                               ----             ----             ----            ----              ----
Expenses
    Bank charges                          $            -  $            20   $            -  $          59   $             246
    Filing fees                                        -                -                -              -               1,752
    Legal fees                                         -                -                -              -                 841
    Office and miscellaneous                           -              585                -          1,317               7,812
    Promotion costs                                    -                -                -            118                   -
    Mineral property costs                             -                -                -          4,362              21,769
    Transfer agent fees                                -                -                -              -                 791
    Travel                                             -              125                -            322                   -
                                          --------------  ---------------   --------------  -------------   -----------------

Loss before the following                              -             (730)               -         (6,178)            (33,211)

    Write -off of due to parent                        -                -                -              -              36,499
    Interest income                                    -                -                -              -                 149
    Foreign exchange gain (loss)                       -             (170)               -           (160)             (3,437)
    Write-off of due from affiliate                    -                -                -              -             (33,432)
                                          --------------  ---------------   --------------  -------------   -----------------

Net loss for the period                   $            -  $          (900)  $            -  $      (6,338)  $         (33,432)
                                          ==============  ===============   ==============  =============   =================



                             SEE ACCOMPANYING NOTES

 Schedule 2

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                  INTERIM STATEMENTS OF OIL AND GAS PROPERTIES
                   for the six months ended July 31, 2006 and
                       for the year ended January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                   Balance                          Balance                         Balance
                                                 January 31,                       April 30,                        July 31,
                                                     2006          Additions         2006          Additions          2006
                                                     ----          ---------         ----          ---------          ----
Oil and gas property costs:

    Barnett Shale                              $      300,000   $            -  $     300,000   $            -  $      300,000

    Phillip #2                                         80,000                -         80,000                -          80,000

    Corsicana Pilot Project                            10,000          470,000        480,000                -         480,000

    Barnett Shale, wells                                    -          750,000        750,000                -         750,000

    Inglish #1 Horizontal - Note 6                          -                -              -          135,000         135,000

    3D Seismic Program - Note 6                             -                -              -          100,000         100,000

    Corsicana Waste Water Project
     - Note 6                                               -                -                          20,000          20,000
                                               --------------   --------------  -------------   --------------  --------------

                                               $      390,000   $    1,220,000  $   1,610,000   $      255,000  $    1,865,000
                                               ==============   ==============  =============   ==============  ==============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  July 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2006 annual financial statements.

Note 2        Nature and Continuance of Operations
              ------------------------------------

              The Company is in the pre-exploration stage and directly and through joint ventures began the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $400,588 since its inception, has a working capital deficiency of $2,175,318 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Staged in US Dollars)
(Unaudited) - Page 2
 ---------

Note 2        Nature and Continuance of Operations - (cont'd)
              ------------------------------------

              The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 3        Additional Significant Accounting Policy
              ----------------------------------------

              Equipment

              Equipment is recorded at cost and consists of office furniture. Depreciation is provided using the declining balance method at 20% per annum.

              Equipment additions during the year are depreciated at one-half rates.

Note 4        Equipment
              ---------

                                                                                                     January 31,
                                                               July 31, 2006                            2005
                                           --------------------------------------------------     -------------
                                                               Accumulated
                                                 Cost          Amortization           Net                Net
             Office furniture              $         1,930   $             -   $        1,930      $          -
                                           ===============   ===============   ==============      ============

Note 5        Discontinued Operations
              -----------------------

              On January 31, 2006, the company indicated its intention to dissolve its 100% owned subsidiary, Ingenium Capital B.C. Ltd. ("BC"). The loss related to BC for the six months ended July 31, 2005 has been disclosed as loss from discontinued operations (Schedule 1).

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Staged in US Dollars)
(Unaudited) - Page 3
 ---------

Note 5        Discontinued Operations - (cont'd)
              -----------------------

              Statement of Cash Flows
              -----------------------

              Cash flows from discontinued operations are as follows:

                                                                                                       October 27,
                                                                                                      2003 (Date of
                                                                          Six months ended            Inception) to
                                                                              July 31,                  July 31,
                                                                        2006             2005             2006
                                                                        ----             ----             ----
             Cash flows used in operating activities
                 Loss from discontinued operations                $             -   $       (6,338) $       (33,432)
                 Write-off of advances from parent company                      -                -           33,432
                 Change in non-cash working capital
                  balance related to operations:
                   Accounts payable                                             -                -                -
                   Due to related party                                         -              371                -
                                                                  ---------------   --------------  ---------------

             Cash provided by (used in) operating activities                    -           (5,967)               -
                                                                  ---------------   --------------  ---------------

             Financing Activity
                 Advances from (to) parent company                              -            1,607                -
                                                                  ---------------   --------------  ---------------

             Cash provided by (used in) financing activity                      -            1,607                -
                                                                  ---------------   --------------  ---------------

             Decrease in cash from discontinued operations
              prior to disposal                                   $             -   $       (4,360) $             -
                                                                  ===============   ==============  ===============

Note 6        Oil and Gas Properties
              -----------------------

              a) By an acreage participation agreement effectively dated January 23, 2006, the Company acquired 50% of a leasehold interest in mineral leases known as the Barnett Shale play in Montague County, Texas for $300,000. The Company is entitled to a 1% overriding royalty, $500 per acre bonus with drilling commitments and the right to participate in a 25% working interest in wells drilled.

              b) By a letter agreement dated December 27, 2005, the Company acquired a 5% working interest in the Phillips #2 well, equal to a 3.75% net revenue interest in the Barnett Shale Prospect in Montague County, Texas for $80,000 (40 acres burdened by 25% royalty and overriding royalty interests). The Company is also entitled to participate up to a 5% working interest of additional wells on adjoining acreage.

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
July 31, 2006
(Staged in US Dollars)
(Unaudited) - Page 4
 ---------

Note 6        Oil and Gas Properties - (cont'd)
              ----------------------

              c) By a letter of intent dated March 1, 2006, the Company agreed to acquire a 25% interest in the Corsicana Pilot Project - Phase 1, Corsicana, Texas in consideration for the payments totalling $750,000, of which $410,000 has been paid. The Company may pay $1,500,000 to fund additional prospect leases to earn an undivided 23.5% working interest and 35% net income payback until it has returned its contributed capital. Pursuant to an authority for expenditure dated April 11, 2006, the Company acquired a 25% working interest in the Pierce #1 and McKinney #2 lateral wells in Corsicana, Texas for $70,000.

              d) By a letter dated April 25, 2006, the Company has acquired a 5% to 10% working interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000 (paid subsequent to January 31, 2006). This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

              e) The Company has committed to 50% of the seismic project in the Corsicana field located in Corsicana, Texas. The Company has advanced $100,000 as at July 31, 2006 and will advance an additional $150,000 before October 31, 2006 for the Company's interest in the project. This is a secondary recovery proposal to enhance production from the Corsican Pilot project.

              f) Pursuant to an authority for expenditure dated June 15, 2006, the Company advanced $20,000 to earn a 25% interest to acquire and build a waste water disposal in the Corsicana field located in Corsicana, Texas.

              g) Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

Note 7        Related Party Transactions
              --------------------------

              During the six months ended July 31, 2006 the Company incurred management fees charged by a director of the Company totalling $14,765 (2005: $3,000 charged by a former director of the Company).

              Amounts due to related party, are due to a director of the Company
              for  unpaid   management   fees.   These  amounts  are  unsecured,
              non-interest bearing and have no specific terms of repayment.

              Included in accounts payable is $12,657 (January 31, 2006: $Nil) due to a company with a common director for expenses paid on behalf of the Company.

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

PLAN OF OPERATION
Corsicana
---------
Under the Corsicana Pilot Flood Project agreement, entered into on March 1, 2006, between Texas M.O.R., Inc. and JMT Resources Ltd. (the operating parties) and Nitro Petroleum, Inc. and KOKO Petroleum, Ltd. (the investing parties) all parties are forming a joint venture. KOKO recently sold its interest under this agreement to Quantum Energy Inc.

Currently the Company owns a 45% working interest from the three wells in Corsicana field: Mckinney 1, Mckinney 2, and Blackburn 1.

There are thirteen wells drilled for the pilot flood project, of which seven are now completed, Nitro has 23.5% working interest in these 7 wells. The other six wells drilled are classified as injection polymer flood wells, Nitro has a 23.5 % working interest in these.

Nitro is planning to continue the Pilot Flood project and to expand upon success with potential to drill 50 wells in total in 2006 and 2007. The Company intends to initiate seismic shoot to cover approximately 4,000 acres. It also plans to commence horizontal drilling into undeveloped zones.

Barnett Shale
-------------
Nitro has interest in the various wells in Barnett Shale.

Nitro has a 5% working interest in the Phillips #2.

Other interest in the area is represented by Inglish 4 and Inglish 5, which are now complete, Nitro's working interest in each of them is 10%; Inglish D1 is currently under well completion (Nitro has 10% working interest); Inglish D2 is being drilled (Nitro has 10% working interest).

Additionally, Nitro has 5% working interest in Craig Muncaster 7 (completed) and Craig Muncaster 6 (under completion, to be flow tested in early September).

The first horizontal well , Inglish 1H, has been completed on August 31, Nitro has a 5% working interest in this well.

Nitro has acquired 50% of the holder's leasehold interest in the Gross Area of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Assigned Acreage"). Under this agreement the participant is entitled to receive 1% overriding royalty on the entire Gross Area, to participate in up to a 25% working interest in wells drilled in the Gross Area. The operator, REO Petroleum, expects to drill the first horizontal well on this lease in October.

The Company is planning to continue to acquire additional acreage in the area. It intends to continue drilling its already acquired undrilled acreage. It also intends to acquire drilling rigs and expand the existing pipeline system.

Nitro has paid $20,000 as a down payment (Nitro's participation in this project is approx $225,000) for a 25 % gross working interest on a waste water disposal injection well and the related plant facilities including a purchase of 10 acre surface land. This site will be used by oil producers within a 50 mile range to inject waste salt water recovered from their producing wells. It is planned to drill 3 more injection wells within this project. The Texas Railway Commission has approved the injection permit for this site. This project is expected to be operational by November 2006.

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

General and administrative expenses totaled $115,073 for the three months ending July 31, 2006, compared to $7,881 for the three months ending July 31, 2005. This increase was due to an increase in development, organization, sales and marketing costs associated with the movement into the oil and gas business.

Liquidity and Capital Resources

The Company had cash of $130,258 as of July 31, 2006, compared to cash of $33,645 as of January 31, 2006. The Company had working capital deficiency of $2,175,318 as of July, 2006, compared to working capital deficiency of $455,599 as of January 31, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2006, being the date of the most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer. Based upon that evaluation, Chief Executive Officer concluded that disclosure controls and procedures are effective in timely alerting management to material information required to be included in periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

                                     PART II
Item 6. Exhibits

    Exhibit
     Number                       Description of Exhibit                               Location
---------------------------------------------------------------------------------------------------------
     Item 3       Articles of Incorporation and Bylaws

      3.1         Articles of Incorporation                                Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660.

      3.2         Bylaws, as amended                                       Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660.

      3.3         Articles of Amendment to the Articles of Incorporation   Incorporated by reference from
                  of Ingenium Capital Corp. (Name changed therein to       the Form 10-KSB filed May 15, 2006
                  Nitro Petroleum Incorporated)

cont.

    Exhibit
     Number                       Description of Exhibit                               Location
---------------------------------------------------------------------------------------------------------
     Item 10      Material Contracts

      10.10       Promissory Notes:

                  1.       for 390,000 dated January 26 06                 This filing
                  2.       for 600,000 dated February 02 06;
                  3.       for 510,000 dated February 08 06;
                  4.       for 100,000 dated February 09 06;
                  5.       for 100,000 dated February 09 06;
                  6.       for 250,000 dated February 17 06;
                  7.       for 100,000 dated March 01 06; and
                  8.       for 100,000 dated March 06 06.

     Item 31      Rule 13a-14(a)/15d-14(a) Certifications

      31.1        Certification of Chief Executive Officer and Chief       This filing.
                  Financial Officer pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

     Item 32      Section 1350 Certifications

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


NITRO PETROLEUM INCORPORATED

By:   /s/ Ted Kozub
      ------------------------------------------------
      Ted Kozub, CEO, CFO and President
Date: September 14, 2006