Form 10QSB
period 2006-10-31
NITRO PETROLEUM INC
filed 2006-12-15
CIK 1285236

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 |X| Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
     Act Of 1934


                 For the quarterly period ended October 31, 2006


 |_| Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act
     Of 1934


                  For the transition period from _____ to _____


                        COMMISSION FILE NUMBER 000-50932


                          NITRO PETROLEUM INCORPORATED
                          ----------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                     98-0488493
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


29 - 3800 Pinnacle Way, Gallaghers Canyon
Kelowna, British Columbia, Canada                             V1W 3Z8
-------------------------------------------           --------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 29,608,000 shares of Common Stock as of November 24, 2006


Transitional Small Business Disclosure Format (check one): Yes |_|     No |X|

ITEM 1. FINANCIAL STATEMENTS












                              NITRO PETROLEUM INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                October 31, 2006

                             (Stated in US Dollars)

                                   (Unaudited)

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      October 31, 2006 and January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                October 31,          January 31,
                                                     ASSETS                        2006                 2006
                                                     ------                        ----                 ----
Current
    Cash                                                                    $          95,858    $           33,645
    Note receivable - Note 6                                                          400,000                     -
    Prepaid expenses                                                                    2,608                     -
                                                                            -----------------    ------------------

                                                                                       498,466               33,645
Equipment - Note 4                                                                       1,834                    -
Oil and gas properties - Note 6 and Schedule 2                                       1,465,000              390,000
                                                                            ------------------   ------------------

                                                                            $        1,965,300   $          423,645
                                                                            ==================   ==================

                                                    LIABILITIES
                                                    -----------
Current
    Accounts payable and accrued liabilities                                $           20,682   $           60,030
    Promissory notes payable                                                         2,299,344              424,581
    Due to related party - Note 7                                                        4,533                4,633
                                                                            ------------------   ------------------

                                                                                     2,324,559              489,244
                                                                            ------------------   ------------------

                                              STOCKHOLDERS' DEFICIENCY
                                              ------------------------
Capital stock
    Authorized:
           400,000,000  common stock, $0.001 par value
            10,000,000  preferred stock, $0.001 par value
    Issued and outstanding:
            29,608,000  common shares (January 31, 2006: 29,608,000)                    29,608               29,608
Contributed surplus                                                                     62,592               62,592
Deficit accumulated during the pre-exploration stage                                  (451,459)            (157,799)
                                                                            ------------------   ------------------

                                                                                      (359,259)             (65,599)
                                                                            ------------------   ------------------

                                                                            $        1,965,300   $          423,645
                                                                            ==================   ==================

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                   for the three and nine months ended October
                31, 2006 and 2005 and for the period October 27,
                  2003 (Date of Inception) to October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                               October 27, 2003
                                                                                                                  (Date of
                                                        Three months ended                  Nine months ended    Inception) to
                                                             October 31                        October 31        October 31,
                                               ------------------------------------------
                                                    2006          2005            2006           2005               2006
                                                    ----          ----            ----           ----               ----
Expenses
 Accounting and audit fees                    $        5,707   $     2,070  $     38,533   $         6,918   $        65,539
 Amortization                                             96             -            96                 -                96
 Bank charges and interest                            22,551            46        65,257               109            65,452
 Management fees - Note 7                              7,700         1,500        22,465             4,500            31,965
 Filing fees                                           3,237           390         3,237             1,145             9,349
 Foreign currency translation                         (1,039)            -         2,965                 -             2,965
 Investor relation fees                                8,499             -        43,106                 -            43,106
 Legal fees                                           12,083         1,538       110,341             5,539           185,360
 Office and miscellaneous                              2,180             -         3,935                 -             6,912
 Transfer agent fees                                      70            35           713               270             4,293
 Travel                                                7,156             -        28,310                 -            28,310
                                              --------------- ------------- -------------   ---------------   ---------------

Net loss before other items                          (68,240)       (5,579)     (318,958)          (18,481)         (443,347)

 Other Items
   Royalty income                                     17,369             -        21,668                 -            21,668
   Interest income                                         -             -         3,630                 -             3,652
                                               -------------- ------------- -------------   ---------------   ---------------

Net loss for the period from continued operations    (50,871)       (5,579)     (293,660)          (18,481)         (418,027)
Discontinued operations - Schedule 1                       -          (493)            -            (6,831)          (33,432)
                                              --------------- ------------- -------------   ---------------   ---------------

Net loss for the period                       $      (50,871) $     (6,072) $   (293,660)  $       (25,312)  $      (451,459)
                                              =============== ============= =============   ===============   ===============

Basic and diluted loss per share              $        (0.00) $      (0.00) $      (0.01)  $         (0.00)
                                              =============== ============= =============   ===============

Weighted average number of shares outstanding     29,608,000    29,608,000    29,608,000        29,608,000
                                              =============== ============= =============   ===============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                      for the nine months ended October 31,
                  2006 and 2005 and for the period October 27,
                  2003 (Date of Inception) to October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                         October 27, 2003
                                                                                                             (Date of
                                                                         Nine months ended                Inception) to
                                                                            October 31,                    October 31,
                                                                     2006                 2005                 2006
                                                                     ----                 ----                 ----
Operating Activities
    Net loss for the period from continued operations        $         (293,660)  $          (18,481)  $         (418,027)
    Adjustment for item not effecting cash
      Amortization                                                           96                    -                   96
    Changes in non-cash working capital balances
     related to  operations
      Prepaid expenses                                                   (2,608)                   -               (2,608)
      Accounts payable and accrued liabilities                          (39,348)                (833)              20,682
                                                             ------------------   ------------------   ------------------

Cash used in operating activities                                      (335,520)             (19,314)            (399,857)
                                                             ------------------   ------------------   ------------------

Investing Activities
    Advances to affiliate                                                     -               (2,213)             (33,432)
    Acquisition of oil and gas properties                            (1,475,000)                   -           (1,865,000)
    Purchase of equipment                                                (1,930)                   -               (1,930)
                                                             ------------------   ------------------   ------------------

Cash used in investing activities                                    (1,476,930)              (2,213)          (1,900,362)
                                                             ------------------   ------------------   ------------------

Financing Activities
    Issuance of common stock                                                  -                    -               92,200
    Issuance of promissory notes payable                              1,874,763                    -            2,299,344
    Increase (decrease) in due to related party                            (100)               4,415                4,533
                                                             ------------------   ------------------   ------------------

Cash from financing activities                                        1,874,663                4,415            2,396,077
                                                             ------------------   ------------------   ------------------

Increase (decrease) in cash from continuing
 operations                                                              62,213              (17,112)              95,858

Decrease in cash from discontinued operations
 -Note 5                                                                      -               (4,395)                   -
                                                             ------------------   ------------------   ------------------

Increase (decrease) in cash during the period                            62,213              (21,507)              95,858
Cash, beginning of the period                                            33,645               22,554                    -
                                                             ------------------   ------------------   ------------------

Cash, end of the period                                      $           95,858   $            1,047   $           95,858
                                                             ==================   ==================   ==================

Non-cash Transaction - Note 8

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                              INTERIM STATEMENTS OF
                 STOCKHOLDERS' EQUITY for the period October 27,
                  2003 (Date of Inception) to October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      Cumulative
                                                                                       Deficit          Effect
                                                                                     Accumulated      of Foreign
                                                                      Additional     During the        Currency
                                              Common Shares            Paid-in       Exploration      Translation
                                      ------------------------------
                                         *Number      *Par Value       Capital          Stage         Adjustment       Total
                                          ------       ---------       -------          -----         ----------       -----
Capital stock issued for cash:
                       - at $0.001       20,000,000 $       20,000  $      (15,000)$            -  $             -   $    5,000
                       - at $0.01         6,800,000          6,800          10,200              -                -       17,000
                       - at $0.10         2,808,000          2,808          67,392              -                -       70,200
Net loss for the period                           -              -               -        (17,045)               -      (17,045)
Foreign currency translation
 adjustment                                       -              -               -              -              277          277
                                      ------------- --------------  -------------- --------------  ---------------   -----------

Balance, as at January 31, 2004          29,608,000         29,608          62,592        (17,045)             277       75,432

Net loss for the year                             -              -               -        (57,733)               -      (57,733)
Foreign currency translation
 adjustment                                       -              -               -              -           (1,433)      (1,433)
                                      ------------- --------------  -------------- --------------  ---------------   -----------

Balance, as at January 31, 2005          29,608,000         29,608          62,592        (74,778)          (1,156)      16,266

Net loss for the year                             -              -               -        (83,021)               -      (83,021)
Foreign currency translation
 adjustment                                       -              -               -               -           1,156        1,156
                                      ------------- --------------  -------------- --------------- ---------------   -----------

Balance, as at January 31, 2006          29,608,000         29,608          62,592       (157,799)               -      (65,599)

Net loss for the period                           -              -               -       (293,660)               -     (293,660)
                                      ------------- --------------  -------------- --------------  ---------------   -----------

Balance, as at October 31, 2006          29,608,000 $       29,608  $       62,592 $     (451,459) $             -   $ (359,259)
                                      ============= ==============  ============== ==============  ===============   ===========


* The number of common shares have been retroactively restated to reflect a forward split of four new shares for one old share, effective on February 6, 2006. The par value and additional paid-in capital have been adjusted to reflect the correct par value. The authorized common shares have also been increased from 100,000,000 to 400,000,000.

                             SEE ACCOMPANYING NOTES

                                                                     Schedule 1
                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
           FROM DISCONTINUED OPERATIONS OF INGENIUM CAPITAL B.C. LTD.
        for the three and nine months ended October 31, 2006 and 2005 and from October 27, 2003 (Date of Inception) to October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                               October 27,
                                                                                                              2003 (Date of
                                                 Three months ended                Nine months ended          Inception) to
                                                     October 31,                      October 31,              October 31,
                                               2006             2005             2006            2005              2006
                                               ----             ----             ----            ----              ----
Expenses
    Bank charges                          $            -  $            12   $            -  $          71   $             246
    Filing fees                                        -                -                -              -               1,752
    Legal fees                                         -                -                -              -                 841
    Office and miscellaneous                           -              192                -          1,509               7,812
    Promotion costs                                    -              121                -            239                   -
    Mineral property costs                             -                -                -          4,362              21,769
    Transfer agent fees                                -                -                -              -                 791
    Travel                                             -               94                -            416                   -
                                          --------------  ---------------   --------------  -------------   -----------------

Loss before the following                              -             (419)               -         (6,597)            (33,211)

    Write -off of due to parent                        -                -                -              -              36,499
    Interest income                                    -                -                -              -                 149
    Foreign exchange gain (loss)                       -              (74)               -           (234)             (3,437)
    Write-off of due from affiliate                    -                -                -              -             (33,432)
                                          --------------  ---------------   --------------  -------------   -----------------

Net loss for the period                   $            -  $          (493)  $            -  $      (6,831)  $         (33,432)
                                          ==============  ===============   ==============  =============   =================

                             SEE ACCOMPANYING NOTES

                                                                      Schedule 2
                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                  INTERIM STATEMENTS OF OIL AND GAS PROPERTIES
                 for the nine months ended October 31, 2006 and
                       for the year ended January 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                Balance                          Balance                        Balance
                                              January 31,                       July 31,                      October 31,
                                                  2006          Additions         2006          Disposals        2006
                                                  ----          ---------         ----          ---------        ----
Oil and gas property costs:

    Barnett Shale                           $      300,000   $            -  $     300,000   $            -  $     300,000

    Phillip #2                                      80,000                -         80,000                -         80,000

    Corsicana Pilot Project                         10,000          470,000        480,000                -        480,000

    Barnett Shale wells                                  -          750,000        750,000         (400,000)       350,000

    Inglish #1 Horizontal                                -          135,000        135,000                -        135,000

    3D Seismic Program                                   -          100,000        100,000                -        100,000

    Corsicana Waste Water Project                        -           20,000         20,000                -         20,000
                                            --------------   --------------  -------------   --------------  -------------

                                            $      390,000   $    1,475,000  $   1,865,000   $     (400,000) $   1,465,000
                                            ==============   ==============  =============   ==============  =============



                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                October 31, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2006 annual financial statements.

              Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ended January 31, 2007.

Note 2        Nature and Continuance of Operations
              ------------------------------------
              The Company is in the exploration stage and directly and through joint ventures is in the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $451,459 since its inception, has a working capital deficiency of $1,826,093 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------




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

Note 4        Equipment
              ---------

                                                                                                     January 31,
                                                             October 31, 2006                           2006
                                           ------------------------------------------------------  --------------
                                                               Accumulated
                                                 Cost          Amortization           Net                Net
             Office furniture              $         1,930   $            96   $        1,834      $          -
                                           ===============   ===============   ==============      ============


Note 5        Discontinued Operations
              -----------------------

              On January 31, 2006, the company indicated its intention to dissolve its 100% owned subsidiary, Ingenium Capital B.C. Ltd. ("BC"). The loss related to BC for the nine months ended October 31, 2005 has been disclosed as loss from discontinued operations (Schedule 1).

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------


Note 5        Discontinued Operations - (cont'd)
              -----------------------

              Statement of Cash Flows

              Cash flows from discontinued operations are as follows:

                                                                                                       October 27,
                                                                                                      2003 (Date of
                                                                          Nine months ended           Inception) to
                                                                             October 31,               October 31,
                                                                        2006             2005             2006
                                                                        ----             ----             ----
             Cash flows used in operating activities
                 Loss from discontinued operations                $             -   $       (6,831) $       (33,432)
                 Write-off of advances from parent company                      -                -           33,432
                 Change in non-cash working capital
                  balance related to operations:
                   Accounts payable                                             -                -                -
                   Due to related party                                         -              223                -
                                                                  ---------------   --------------  ---------------

             Cash provided by (used in) operating activities                    -           (6,608)               -
                                                                  ---------------   --------------  ---------------

             Financing Activity
                 Advances from (to) parent company                              -            2,213                -
                                                                  ---------------   --------------  ---------------

             Cash provided by (used in) financing activity                      -            2,213                -
                                                                  ---------------   --------------  ---------------

             Decrease in cash from discontinued operations
              prior to disposal                                   $             -   $       (4,395) $             -
                                                                  ===============   ==============  ===============

Note 6        Oil and Gas Properties - Schedule 2
              ----------------------

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

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 4
 ---------


Note 6        Oil and Gas Properties - (cont'd)
              ----------------------

              c) By a letter of intent dated March 1, 2006, the Company agreed to acquire a 25% interest in the Corsicana Pilot Project - Phase 1, Corsicana, Texas in consideration for the payments totalling $750,000, of which $410,000 has been paid. The remaining funding will be due and payable as requested by the operating parties, however, the remaining funding will be due and payable by March 1, 2008. The Company may pay $1,500,000 to fund additional prospect leases to earn an undivided 23.5% working interest and 35% net income payback until it has returned its contributed capital. Pursuant to an authority for expenditure dated April 11, 2006, the Company acquired a 25% working interest in the Pierce #1 and McKinney #2 lateral wells in Corsicana, Texas for $70,000.

                  The Company has committed to 50% of the seismic project in the Corsicana field located in Corsicana, Texas. The Company has advanced $100,000 as at July 31, 2006 and will advance an additional $150,000 upon request by the operating parties, however, the remaining funding will be due and payable on or before March 1, 2008. This is a secondary recovery proposal to enhance production from the Corsican Pilot project.

              d) By a letter dated April 25, 2006, the Company has acquired a 5% to 10% working interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000 (paid). This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

                  By agreement dated September 1, 2006, as extended November 1, 2006, the Company entered into an agreement whereby the Company disposed of 50% of the Company's interest in certain oil and gas properties located in the Barnett Shale play in consideration for proceeds of $400,000 payable by way of a promissory note, due February 28, 2007, bears interest at 10% per annum and is secured by a general security agreement. As part of the extension, the purchaser agreed to issue 250,000 common shares to the Company. 125,000 common shares may be returned to the purchaser if the purchaser performs all its covenants. The Company and the purchaser have a director in common.

              e) Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

              f) Pursuant to an authority for expenditure dated June 15, 2006, the Company advanced $20,000 to earn a 25% interest to acquire and build a waste water disposal in the Corsicana field located in Corsicana, Texas.

Nitro Petroleum Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
October 31, 2006
(Stated in US Dollars)
(Unaudited) - Page 5
 ---------


Note 7        Related Party Transactions - Note 6
              --------------------------

              During the nine months ended October 31, 2006 the Company incurred management fees charged by a director of the Company totalling $22,465 (2005: $4,500 charged by a former director of the Company).

              Amounts due to related  party are due to a director of the Company
              for  unpaid   management   fees.   These  amounts  are  unsecured,
              non-interest bearing and have no specific terms of repayment.

Note 8        Non-cash Transaction
              --------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended October 31, 2006, the Company sold 50% of its interest in the Barnett shale play for a $400,000 note receivable.

              This transaction was excluded from the statements of cash flows.

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

There are thirteen wells drilled for the pilot flood project, of which seven are now completed and producing, Nitro has 23.5% working interest in these 7 wells. The other six wells drilled are classified as injection polymer flood wells. Nitro has a 23.5 % working interest in these as well.

Nitro is planning to continue the Pilot Flood project and to expand upon success with potential to drill up to 50 wells in total in 2006 and 2007. The Company intends to initiate 3D seismic shooting to cover approximately 4,000 acres.

Barnett Shale
-------------
Nitro has interest in the various wells in Barnett Shale.

Nitro has a 5% working interest in the Phillips #2.

On September 1, 2006, the Company entered into an Asset Purchase Agreement (the "APA") with Quantum Energy Inc. ("Quantum"), selling oil and gas assets in Texas, USA. In consideration, the Company accepted an unsecured promissory note for $400,000, which did not accrue interest and was due and payable on November 1, 2006 (the "Promissory Note 1"). The assets sold consist of 50% of the working interests in the wells identified below:

1.       10% working interest in Inglish 4 well;
2.       10% working interest in Inglish 5 well;
3.       10% working interest in Inglish D1 well;
4.       10% working interest in Inglish D2 well;
5.       5% working interest in Craig Muncaster 6 well; and
6.       5% working interest in Craig Muncaster 7 well.

The Inglish 4 and Inglish 5 wells are now complete. Nitro's working interest in each of these wells is now reduced to 5% pursuant to the APA of September 1, 2006 described above. The Inglish D1 and D2 wells have been completed and are now in production (Nitro currently has 5% working interest in each of them).

Additionally, as a result of the APA of September 1, 2006, Nitro's interest has been reduced to 2.5% working interest in Craig Muncaster 7 and Craig Muncaster 6, each of which has been completed and is now producing.

On November 1, 2006 the Company entered into an Extension Agreement with Quantum in regard to the APA and Quantum's obligation to the Company.

Under the Extension Agreement the Promissory Note 1 has been cancelled and new note has been executed (the "Promissory Note 2"). The Promissory Note 2 is for the same amount of $400,000, but now accrues interest at ten (10 %) percent per annum. As security for the Promissory Note 2 Quantum granted to the Company a security interest over all of Quantum's assets perfected by UCC-1 filing in a state of Nevada, which shall be released upon repayment of the Promissory Note
2. Also under the new terms Quantum is required to issue to Nitro 250,000 restricted shares of Quantum's common stock, 125,000 of which shall be returned to Quantum if the principal amount of the Promissory Note 2 together with the interest is repaid on time. The Promissory Note 2 is due and payable on February 28, 2007.

The first horizontal well , the Inglish 1H, was completed on August 31. Nitro has a 5% working interest in this well. This well went into production September 15, 2006.

Nitro has acquired 50% of the holder's leasehold interest in a gross area of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Assigned Acreage"). Under this agreement the participant is entitled to receive 1% overriding royalty on the entire Gross Area, to participate in up to a 25% working interest in wells drilled in the Gross Area. The operator, REO Petroleum, expects to drill the first horizontal well on this lease in the first quarter of 2007.

The Company is planning to continue to acquire additional acreage in the area. It intends to continue drilling its already acquired undrilled acreage. It also intends to acquire drilling rigs and expand the existing pipeline system.

Nitro has paid $20,000 as a down payment (Nitro's participation in this project is approximately $225,000) for a 25 % gross working interest on a waste water disposal injection well and the related plant facilities including a purchase of 10 acre surface land. This site will be used by oil producers within a 50 mile range to inject waste salt water recovered from their producing wells. It is planned to drill 3 more injection wells within this project. The Texas Railway Commission has approved the injection permit for this site. This project is expected to be operational by the first quarter of 2007.

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

Nitro is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue this year and throughout 2007. The Company may also use various debt instruments as well as public offerings to raise needed capital.

General and Administrative Expenses

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

General and administrative expenses totaled $68,240 for the three months ending October 31, 2006, compared to $5,579 for the three months ending October 31, 2005. This increase was due to an increase in development, organization, sales and costs associated with the acquisition, operation and development of the oil and gas properties.

Liquidity and Capital Resources

The Company had cash of $95,858 as of October 31, 2006, compared to cash of $33,645 as of January 31, 2006. The Company had working capital deficiency of $1,826,093 as of October 31, 2006, compared to working capital deficiency of $455,599 as of January 31, 2006. Current funds available to the Company are inadequate for it to be fully competitive in the areas in which it intends to operate. The Company will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. The Company will attempt to raise approximately $65,000,000 in additional funds over the next 12 months through private placements; however, there can be no assurance that the Company will be successful in raising such additional funds.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2006, being the date of the most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer. Based upon that evaluation, Chief Executive Officer concluded that disclosure controls and procedures are effective in timely alerting management to material information required to be included in periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                     PART II



Item 6. Exhibits
    Exhibit
     Number            Description of Exhibit                                   Location
    Item 3             Articles of Incorporation and Bylaws

      3.1              Articles of Incorporation                                Incorporated by reference from
                                                                                the Registration Statement on
                                                                                Form SB-2 filed April 21, 2004,
                                                                                SEC File No. 333-114660

      3.2              Bylaws, as amended                                       Incorporated by reference from
                                                                                the Registration Statement on
                                                                                Form SB-2 filed April 21, 2004,
                                                                                SEC File No. 333-114660

      3.3              Articles of Amendment to the Articles of Incorporation   Incorporated by reference from
                       of Ingenium Capital Corp. (Name changed therein to       the Form 10-KSB filed May 15,
                       Nitro Petroleum Incorporated)                            2006


    Item 10            Material Contracts

    10.11              Asset Purchase Agreement with Quantum Energy Inc.        This filing
                       dated September 1, 2006

    10.12              Extension Agreement with Quantum Energy Inc.             This filing
                       dated November 1, 2006;

    10.13              Promissory Note 2 for $400,000 dated                     This filing
                       November 1, 2006

    10.14              General Security Agreement with                          This filing
                       Quantum Energy Inc. in favour of Nitro
                       Petroleum  Incorporated dated November 7, 2006


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

Date: December 7, 2006