Form 10KSB
period 2007-01-31
NITRO PETROLEUM INC.
filed 2007-05-18
CIK 1285236

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934


                   For the fiscal year ended January 31, 2007


                        COMMISSION FILE NUMBER: 000-50932
                                                ---------


                          NITRO PETROLEUM INCORPORATED
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                               98-0488493
  -------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

      260 - 7250 NW Express Way
          Oklahoma City, OK                               73132
         ------------------                               -----
 (Address of principal executive offices)               (Zip Code)

                                  405-728-3800
                            -------------------------
                            Issuer's telephone number

                Securities registered under Section 12(b) of the
                                 Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Issuer's revenues for the fiscal year ended January 31, 2007: $64,775.

As of May 08, 2007, 148,040,000 shares of common stock of the issuer were outstanding and the aggregate market value of the voting common stock held by nonaffiliates was $28,824,000 at a price of $0.60 per share.

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


                                     PART I


ITEM 1 and 2.                DESCRIPTION OF BUSINESS AND PROPERTY

All references in this Annual Report to "the Company" and "Nitro" are intended to refer to Nitro Petroleum Incorporated.

(A) Business Development

Nitro Petroleum Incorporated, a development stage company, was incorporated on October 27, 2003, under the laws of the State of Nevada and currently has its principal offices at 7250 NW Express Way, Suite 260, Oklahoma City, OK 73121. The telephone number is (405) 728-3800. Through January 31, 2007, the Company has generated $64,775 in revenues from operations.

The Company has one subsidiary, Ingenium Capital B.C. Ltd., a wholly owned subsidiary incorporated under the laws of British Columbia. That subsidiary is currently in a process of being dissolved by the BC Registrar of Companies. The mineral claim it owned, known as the Glove Claim comprised of a twenty unit grid claim block with an area of 400 hectares and located in the Pass Creek area 20 kilometers north of Grand Forks, British Columbia, Canada, has been abandoned by the Company.

On December 8, 2005, Mr. William Asselstine, the former majority stockholder, the former president, secretary, treasurer, and director of the Company, entered into a Stock Purchase Agreement (the "SPA") with Mr. Ted Kozub. Under the terms of the SPA, Mr. Asselstine sold to Mr. Kozub an aggregate of 5,000,000 shares of the common stock of the Company, representing approximately 67.5% of the Company's then current outstanding shares of common stock, effective December 12, 2005. As a result of the SPA, Mr. Asselstine agreed to resign as director, president, secretary and treasurer of the Company and to appoint Mr. Haukeland and Mr. Kozub as directors of the Company. Mr. Kozub was appointed president, secretary and treasurer of the Company effective as of the closing of the purchase and sale pursuant to the SPA. The changes to the board of directors of the Company became effective on December 19, 2005.

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

The Company name was changed from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.

On December 29, 2006, the Company effected a one-to-five forward split whereby each share of the Company's issued and outstanding shares of common stock, par value $0.001, was converted into five shares of common stock, par value $0.001, with the number of common shares the Company is authorized to issue increased correspondingly, from 400,000,000 to 2,000,000,000.

Mr. Haukeland resigned from the Board of Directors of the Company on January 31, 2007. Mr. Kozub resigned as director, President, CEO and CFO as of February 28, 2007. The Company agreed to indemnify Mr. Kozub against any future liability in regard to the Company's business subsequent to Mr. Kozub's resignation. The Company also entered into consulting agreement with Mr. Kozub as described hereunder.


Mr. Larry Wise was appointed as President, CEO and CFO of the Company on February 21, 2007. Mr. William Thomas was appointed as a director on April 5, 2007.


(B) Business of the Issuer


Overview


The Company is a development stage company engaged in the acquisition and exploration of gas and oil properties.

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

Currently the Company has interests in the following properties:

Corsicana Project
-----------------
Nitro entered into the Corsicana Pilot Flood Project agreement on March 1, 2006. The agreement was made between Texas M.O.R., Inc. and JMT Resources Ltd. ("Operating Parties") and Nitro Petroleum, Inc. and KOKO Petroleum, Ltd. ("Investing Parties"). Under the agreement the investing parties were to invest $4,500,000. Nitro has invested $410,000. Subsequently KOKO Petroleum Ltd. sold its interest to Quantum Energy Inc.

By the end of the year Nitro and other companies that invested into the project came to a irreconcilable disagreement with JMT Resources Ltd. ("JMT"). Accordingly, after careful consideration by the management and shareholders of the Company, extensive negotiations between all the parties and consultations with corporate attorneys Nitro agreed to settle and withdraw from Corsicana.

On January 31, 2007 the Company entered into a settlement agreement selling its interest in Corsicana oil and gas properties back to JMT. Under the terms of this agreement Company is giving up any and all interests it has in the properties in return for a payment from JMT in the amount of $145,502.00 USD. Nitro is released and indemnified by JMT from any and all liabilities in regard to these properties, environmental or otherwise.

The funds in the amount of $145,502.00 USD from JMT to Nitro were due under the settlement agreement on March 01, 2007; however, the payment has not been received as of May 11, 2007.

Participation in Barnett Shale
------------------------------
An agreement between REO Energy Ltd., as an operator of record, and the Company was entered into on December 27, 2005 regarding payment of USD$80,000 for acquisition of a 5% working interest in the Phillips #2 well in the Barnett Shale Prospect, Montague County, Texas (40 acres burdened by 25% royalty and overriding royalty interests). The Company is also entitled to participate up to a 5% working interest in additional wells on adjoining acreage. Since then the Phillips well had mechanical problems and had several reworks. Currently the well is brought on stream and is a producing well.

An Acreage Participation Agreement was entered into on January 23, 2006, between REO Energy, Ltd. as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Gross Area") and the Company as participant regarding purchasing for USD$300,000 of 50% of the holder's leasehold interest in the Gross Area (the "Assigned Acreage"). Under this agreement the participant is entitled to receive 1% overriding royalty on the entire Gross Area, to participate in up to a 25% working interest in wells drilled in the Gross Area and to receive an acreage fee from all wells drilled on the Assigned Acreage in the amount of USD$500 per acre. A pipeline system is presently being installed to these leases and drilling is expected to commence during the summer of 2007. Subject to obtaining financing Nitro is planning to participate in the working interests of the new wells on these leases.

Additionally, the Company acquired 10% working interest in four wells and 5% working interest in two wells drilled by REO Energy Ltd. on Barnett Shale formation leases.

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

The funds advanced under this contract, USD$750,000, were applied towards the acquisition of a 10% working interest in four wells ( Inglish 4, Inglish 5, Inglish D1 and Inglish D2) and a 5% working interest in two wells (Craig Muncaster 6 and Craig Muncaster 7) drilled by REO Energy Ltd. on Barnett Shale formation leases.

On September 1, 2006, the Company entered into an Asset Purchase Agreement (the "APA") with Quantum Energy Inc. ("Quantum"), selling half of the interest on the Company in oil and gas assets in Barnett Shale, Texas, USA. In consideration, the Company accepted an unsecured promissory note for $400,000, which did not accrue interest and was due and payable on November 1, 2006 (the "Promissory
Note 1"). The assets sold consist of 50% of the working interests in the wells identified below:

1. 10% working interest in Inglish 4 well;
2. 10% working interest in Inglish 5 well;
3. 10% working interest in Inglish D1 well;
4. 10% working interest in Inglish D2 well;
5.  5% working interest in Craig Muncaster 6 well; and
6.  5% working interest in Craig Muncaster 7 well.

The Inglish 4, Inglish 5, Inglish D1and Inglish D2 wells are now complete. Nitro's working interest in each of these wells is now reduced to 5% pursuant to the APA of September 1, 2006 described above. The Inglish D1 and D2 wells have been completed and are now in production (Nitro currently has 5% working interest in each of them).

The Craig Muncaster 7 and Craig Muncaster 6 are also complete and classified as producing. As a result of the APA of September 1, 2006, Nitro's interest has been reduced to 2.5% working interest in Craig Muncaster 7 and Craig Muncaster 6.

On November 1, 2006 the Company entered into an Extension Agreement with Quantum in regard to the APA and Quantum's obligation to the Company.

Under the Extension Agreement the Promissory Note 1 has been cancelled and new note has been executed (the "Promissory Note 2"). The Promissory Note 2 is for the same amount of $400,000, but now accrues interest at ten (10 %) percent per annum. As security for the Promissory Note 2 Quantum granted to the Company a security interest over all of Quantum's assets perfected by UCC-1 filing in a state of Nevada, which shall be released upon repayment of the Promissory Note
2. Also under the new terms Quantum is required to issue to Nitro 250,000 restricted shares of Quantum's common stock. The Promissory Note 2 was due and payable on February 28, 2007.

On February 28, 2007 the Company entered into another Extension Agreement with Quantum in regard to the APA and Quantum's obligation to the Company.

Under the Extension Agreement 2 the Promissory Note 2 has been cancelled and new note has been executed (the "Promissory Note 3"). The Promissory Note 3 is for the same amount of $400,000 and continues to accrue interest at ten (10 %) percent per annum. As security for the Promissory Note 3 Quantum continues to grant to the Company a security interest over all of Quantum's assets perfected by UCC-1 filing in a state of Nevada, which shall be released upon repayment of the Promissory Note 3. The Promissory Note 3 is due and payable on October 31, 2007.

The first horizontal well, the Inglish 1H, was completed on August 31, 2006. Nitro has a 5% working interest in this well. This well went into production September 15, 2006.

Oklahoma Property
-----------------
On December 18, 2006 the Company acquired three producing leases in Oklahoma for $250,000. The funding for this acquisition was derived from a private placement by Bridge Capital Inc., a private offshore corporation. Bridge Capital Ltd. subscribed to 500,000 restricted common shares in the capital of Nitro and were also granted 500,000 warrants in exchange for the funds advanced.

The three leases, East Moreland, West Moreland and Farley are described as follows:

East Moreland and West Moreland Leases are in Nowata County, Oklahoma. The leases are in total of 160 acres. Nitro owns 100% of the interest on these leases, which represents 78 % revenue interest. There are four wells on these leases, all of which are producing. The aggregate production is seven barrels per day. There is no gas being produced by these wells. There no future drilling commitments at this time.

Farley Lease is also located in Nowata County, Oklahoma. It is an 80 acres lease. Nitro owns 100% of the interest on these leases, which represents 78 % revenue interest. There are three wells on this lease, all of which are producing. The aggregate production is three barrels per day. There is no gas being produced by these wells. There no future drilling plans or commitments at this time.

Other Property

(a) The Company's President currently provides office space at his office at 260 - 7250 NW Express Way, Oklahoma, OK 73132, USA, which the Company uses as its principal offices. The Company does not pay for use of these premises.

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

The Company was incorporated on October 27, 2003, and to date has been involved primarily in organizational activities. The Company has incurred a net loss of $1,331,082 for the period from October 27, 2003 (inception) to January 31, 2007, and until recently had no revenues. The Company generated approximately $65,000 in revenue during the fiscal year ended January 31, 2007. The Company's future is dependent upon its ability to obtain financing and upon future profitable operations from the acquired leases and working interests in oil and gas producing properties.

The Company's financial statements included with this Annual Report have been prepared assuming that it will continue as a going concern. The Company's auditors have made reference to the substantial doubt as to the Company's ability to continue as a going concern in their audit report on the Company's audited financial statements for the year ended January 31, 2007.


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


ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for the Common Stock

The Company's common stock was first quoted for trading on the National Association of Securities Dealer's OTC Bulletin Board ("OTCBB") using the ticker symbol IGCX.OB on June 24, 2005, although the first trade did not occur until January 17, 2006. The Company's trading symbol was changed to NPTR.OB on March 1, 2006, to reflect the Company's new name. Upon a subsequent 1 to 5 stock split, which became effective on December 29, 2006, the Company received a new CUSIP number and its symbol was changed to NTRO.OB.

The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in the Company's stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for the Company's common stock on the OTC Bulletin Board for the periods indicated:

                                                            High         Low
                                                         ----------    -------
Fiscal Year ended January 31, 2008:
 Quarter ended July 31, 2006 (to May 08, 2007) ..........  0.65          0.55
 Quarter ended April 30, 2007............................  0.73          0.46
Fiscal Year Ended January 31, 2007:
 Quarter ending January 31, 2007.........................  2.88          0.40
 Quarter ending October 31, 2006.........................  2.66          1.81
 Quarter ended July 31, 2006.............................  3.45          2.02
 Quarter ended April 30, 2006............................  4.25          2.55
Fiscal Year Ended January 31, 2006:
 Quarter ending January 31, 2006.........................  2.00          0.05
 Quarter ending October 31, 2005.........................  0.05          0.05
 Quarter ended July 31, 2005.............................  0.05          0.05
                                                         ----------    ---------

Holders of the Common Stock

As of May 08, 2007, the Company had 52 stockholders of record.


Dividends

There are no restrictions in the Company's articles of incorporation or bylaws the that prevent it from declaring dividends. The Nevada Revised Statutes, however, usual do prohibit companies from declaring dividends when, after giving effect to the course distribution of the dividend:

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

Recent Issuances of Unregistered Securities


On December 18, 2006, the Company agreed to issue 500,000 shares of common stock and 500,000 warrants to purchase an additional 500,000 shares of common stock to one investor for $250,000. The warrants are exercisable at $0.75 per share and expire two years from the date of grant. No general solicitation was used and the investor represented in writing that it was not a resident of the United States, acknowledged in writing that the securities were restricted securities, and consented to a restrictive legend on the certificates to be issued. This transaction was made in reliance on Regulation S.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Nitro is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2007. The Company may also use various debt instruments as well as public offerings to raise needed capital during 2007.

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

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2007, the Company had revenue of approximately $65,000 from production of oil and gas from the Barnett Shale properties, as compared to no revenue for the fiscal year ended January 31, 2006.

Cost of continued operations for the fiscal year ended January 31, 2007 was $739,621, resulting in a net loss for the period of $1,173,283.

Cost of continued operations for the fiscal year ended January 31, 2006 was $73,789, resulting in a net loss for the period of $73,789.

The Company expects to continue to receive revenues from the properties on Barnett Shale and the Company expects for these revenues to increase. Also the Company expects to receive revenues from the properties it recently acquired in Oklahoma.

Liquidity and Capital Resources


The Company had cash of $65,642 as of January 31, 2007, compared to cash of $33,645 as of January 31, 2006. The Company had a working capital deficiency of $2,172,210 as of January 31, 2007, compared to working capital deficiency of $455,599 as of January 31, 2006.


The increase in working capital deficiency was due to additional promissory notes payable by the Company for the funds received by it in this fiscal year and the fact that the Company acquired additional properties in Oklahoma and disposed of the Corsicana Project as described in Item 1 and 2 of this report, Description of Business and Property.


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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7.                FINANCIAL STATEMENTS

                              NITRO PETROLEUM INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                            January 31, 2007 and 2006

                             (Stated in US Dollars)

                                                                  AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS                CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Nitro Petroleum Inc.
(A Development Stage Company)

We have  audited the  accompanying  balance  sheets of Nitro  Petroleum  Inc. (A
Development Stage Company) as of January 31, 2007 and 2006 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended January 31, 2007 and 2006 and for the period October 27, 2003 (Date of Inception) to January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Inc. as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended January 31, 2007 and 2006 and for the period October 27, 2003 (Date of Inception) to January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Vancouver, Canada                                            "AMISANO HANSON"
April 20, 2007                                            Chartered Accountants


750 West Pender Street, Suite 604                    Telephone:  604-689-0188
Vancouver Canada                                     Facsimile:  604-689-9773
V6C 2T7                                              E-MAIL:  amishan@telus.net

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                            January 31, 2007 and 2006
                             (Stated in US Dollars)

                                                     ASSETS                            2007               2006
                                                     ------                            ----               ----
Current
    Cash                                                                         $        65,642    $       33,645
    Accounts receivable                                                                   34,640                 -
    Settlement receivable - Note 3                                                       145,502                 -
                                                                                 ---------------    --------------

                                                                                         245,784            33,645

Equipment - Note 5                                                                         1,737                 -
Oil and gas properties - Note 3 and Schedule 1                                         1,531,591           390,000
                                                                                 ---------------    --------------

                                                                                 $     1,779,112    $      423,645
                                                                                 ===============    ==============

                                                    LIABILITIES

Current
    Accounts payable and accrued liabilities                                     $        90,922    $       60,030
    Promissory notes payable - Note 4                                                  2,321,873           424,581
    Due to related party - Note 8                                                          5,199             4,633
                                                                                 ---------------    --------------

                                                                                       2,417,994           489,244
                                                                                 ---------------    --------------

                                              STOCKHOLDERS' DEFICIENCY

Capital stock
    Authorized:
             2,000,000,000  common stock,  $0.001 par value
                10,000,000  preferred stock, $0.001 par value
    Issued and outstanding:
               148,040,000  common shares (2006: 148,040,000)                            148,040           148,040
Stock subscriptions - Note 6                                                             250,000                 -
Additional paid-in capital                                                               294,160           (55,840)
Deficit accumulated during the development stage                                      (1,331,082)         (157,799)
                                                                                 ---------------    --------------

                                                                                        (638,882)          (65,599)
                                                                                 ---------------    --------------

                                                                                 $     1,779,112    $      423,645
                                                                                 ===============    ==============

Nature  and  Continuance  of  Operations  - Note 1
Commitments  - Notes 3 and 6
Subsequent Events - Note 3


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      for the years ended January 31, 2007
                and 2006 and for the period from October 27, 2003
                     (Date of Inception) to January 31, 2007
                             (Stated in US Dollars)

                                                                                                        October 27,
                                                                                                       2003 (Date of
                                                                             Years ended               Inception) to
                                                                             January 31,                January 31,
                                                                       2007              2006              2007
                                                                       ----              ----              ----
 Revenue
    Oil and gas revenue                                          $        68,184   $            -    $         68,184
    Depletion                                                             (3,409)               -              (3,409)
                                                                 ---------------   --------------    ----------------

                                                                          64,775                -              64,775
                                                                 ---------------   --------------    ----------------
 Expenses
    Accounting and audit fees                                             62,212           12,506              89,218
    Amortization                                                             193                -           193
    Bank charges and interest                                                527              130                 722
    Consulting                                                             5,000                -               5,000
    Filing fees                                                            3,423            3,815               9,535
    Foreign currency translation                                             383                -                 383
    Impairment loss on oil and gas properties - Note 3                   454,498                -             454,498
    Investor relations                                                    27,946                -              27,946
    Legal fees                                                           161,897           52,008             236,916
    Management fees - Note 8                                              30,303            5,000              39,803
    Office and miscellaneous                                               4,944                -               7,921
    Promotion and entertainment                                           18,335                -              18,335
    Transfer agent fees                                                    3,493              330               7,073
    Travel                                                                31,242                -              31,242
                                                                 ---------------   --------------    ----------------

                                                                        (804,396)         (73,789)          (928,785)
                                                                 ---------------   --------------    ----------------

 Loss before other items                                                (739,621)         (73,789)           (864,010)

 Other Items:
    Interest income                                                        3,630                1               3,652
    Interest expense - Note 4                                           (437,292)               -            (437,292)
                                                                 ---------------   --------------    ----------------

 Net loss for the period from continued operations                    (1,173,283)         (73,788)         (1,297,650)

 Discontinued operations - Note 9                                              -           (8,077)            (33,432)
                                                                 ---------------   --------------    ----------------

 Net loss for the period                                         $    (1,173,283)  $      (81,865)   $     (1,331,082)
                                                                 ===============   ==============    ================

 Basic and diluted loss per share - continuing operations        $         (0.01)  $        (0.00)
                                                                 ===============   ==============

 Basic and diluted loss per share - discontinued operations      $          0.00   $         0.00
                                                                 ===============   ==============

Weighted average number of shares outstanding                        148,040,000      148,040,000
                                                                 ===============   ==============

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                      for the years ended January 31, 2007
                and 2006 and for the period from October 27, 2003
                     (Date of Inception) to January 31, 2007
                             (Stated in US Dollars)

                                                                                                                     October 27,
                                                                                                                    2003 (Date of
                                                                                         Years ended                Inception) to
                                                                                         January 31,                 January 31,
                                                                                    2007              2006               2007
                                                                                    ----              ----               ----
Operating Activities
    Net loss for the period                                                  $    (1,173,283)   $        (81,865) $  (1,331,082)
    Adjustments for items not effecting cash:
      Amortization                                                                       193                   -             193
      Depletion                                                                        3,409                   -           3,409
      Donated interest                                                               350,000                   -         350,000
      Loss on impairment of oil and gas properties                                   454,498                   -         454,498
      Write-off of advances from affiliate from discontinued operations                    -              33,432          33,432
    Change in non-cash working capital balances related to operations
      Accounts receivable                                                            (34,640)                  -        (34,640)
      Accounts payable and accrued liabilities                                        30,892              54,030          90,922
      Due to related party from discontinued operations                                    -                 798               -
                                                                             ---------------    ----------------  --------------

Cash provided by (used in) operating activities                                     (368,931)              6,395       (433,268)
                                                                             ---------------    ----------------  --------------

Investing Activities
    Advances to affiliate                                                                  -              (2,353)       (33,432)
    Acquisition of oil and gas properties                                         (1,745,000)           (390,000)    (2,135,000)
    Purchase of equipment                                                             (1,930)                  -         (1,930)
                                                                             ---------------    ----------------  --------------

Cash used in investing activities                                                 (1,746,930)           (392,353)    (2,170,362)
                                                                             ---------------    ----------------  --------------

Financing Activities
    Issuance of common stock                                                               -                   -          92,200
    Issuance of promissory notes payable                                           1,897,292             424,581       2,321,873
    Stock subscriptions                                                              250,000                   -         250,000
    Advances to affiliate from discontinued operations                                     -             (31,079)              -
    Increase in due to related party                                                     566               3,547           5,199
                                                                             ---------------    ----------------  --------------

Cash provided by financing activities                                              2,147,858             397,049       2,669,272
                                                                             ---------------    ----------------  --------------

Increase in cash during the period                                                    31,997              11,091          65,642

Cash, beginning of the period                                                         33,645              22,554               -
                                                                             ---------------    ----------------  --------------

Cash, end of the period                                                      $        65,642    $         33,645  $       65,642
                                                                             ===============    ================  ==============

Non-cash Transaction - Note 10


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                (DEFICIENCY) for the period from October 27, 2003
                     (Date of Inception) to January 31, 2007
                             (Stated in US Dollars)

                                                                                                           Cumulative
                                                                                                Deficit     Effect of
                                                                                              Accumulated    Foreign
                                                                                   Additional  During the    Currency
                                                     Common Shares       Stock       Paid-in  Development   Translation
                                                ---------------------
                                                 *Number   Par Value Subscriptions   Capital     Stage      Adjustment    Total
                                                 -------   --------- -------------   -------      -----     ----------    -----
Capital stock issued for cash: - at $0.00005   100,000,000 $  100,000  $         - $  (95,000) $         -  $       - $     5,000
                               - at $0.0005     34,000,000     34,000            -    (17,000)           -          -      17,000
                               - at $0.005      14,040,000     14,040            -      56,160           -          -      70,200
Net loss for the period                                  -          -            -           -     (17,045)         -    (17,045)
Foreign currency translation adjustment                  -          -            -           -           -        277         277
                                            -------------- ----------  ----------- ----------- -----------  --------- -----------

Balance, as at January 31, 2004                148,040,000    148,040            -    (55,840)     (17,045)       277      75,432
Net loss for the year                                    -          -            -           -     (57,733)         -    (57,733)
Foreign currency translation adjustment                  -          -            -           -           -     (1,433)    (1,433)
                                            -------------- ----------  ----------- ----------- -----------  --------- -----------

Balance, as at January 31, 2005                148,040,000    148,040            -    (55,840)     (74,778)    (1,156)     16,266
Net loss from continued operations                       -          -            -           -     (73,788)         -    (73,788)
Net income (loss) from discontinued operations           -          -            -           -      (9,233)     1,156     (8,077)
                                            -------------- ----------  ----------- ----------- -----------  --------- -----------

Balance, as at January 31, 2006                148,040,000    148,040            -    (55,840)    (157,799)         -    (65,599)
Stock subscriptions - Note 6                             -          -      250,000           -           -          -     250,000
Donated interest                                         -          -            -     350,000           -          -     350,000
Net loss for the year                                    -          -            -           -  (1,173,283)         - (1,173,283)
                                            -------------- ----------  ----------- ----------- -----------  --------- -----------

Balance, as at January 31, 2007                148,040,000 $  148,040  $   250,000 $   294,160 $(1,331,082) $       - $ (638,882)
                                            ============== ==========  =========== =========== ===========  ========= ===========

* The number of common shares have been retroactively restated to reflect the following:

     1) Forward split of four new shares for one old share, effective February 6, 2006.
     2) Forward split of five new shares for one old share, effective December 29, 2006.

 The authorized common shares have also been increased from 100,000,000 to 2,000,000,000 as a result of these splits.

                             SEE ACCOMPANYING NOTES

                         NITRO PETROLEUM INC. Schedule 1
                          (A Development Stage Company)
                       SCHEDULE OF OIL AND GAS PROPERTIES
                  for the years ended January 31, 2007 and 2006
                             (Stated in US Dollars)

                                   Barnett                  Barnett
                                 Shale Lease Phillip #2  Shale Wells  Inglish #1   Oklahoma        Corsicana          Total
                                 ----------- ----------  -----------  ----------   --------        ---------          -----
Balance, January 31, 2005      $           - $        - $          - $         - $           -    $           - $            -
Additions                            300,000     80,000            -           -             -           10,000        390,000
                               ------------- ---------- ------------ ----------- -------------    ------------- --------------

Balance, January 31, 2006            300,000     80,000            -           -             -           10,000        390,000
Additions                                  -          -      750,000     135,000       270,000          590,000      1,745,000
Proceeds from settlement - Note 3          -          -            -           -             -         (145,502)      (145,502)
Impairment                                 -          -            -           -             -         (454,498)      (454,498)
Depletion                                  -          -      (3,409)           -             -                -         (3,409)
                               ------------- ---------- ------------ ----------- -------------    ------------- --------------

Balance, January 31, 2007      $     300,000 $   80,000 $    746,591 $   135,000 $     270,000    $           - $    1,531,591
                               ============= ========== ============ =========== =============    ============= ==============

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            January 31, 2007 and 2006
                             (Stated in US Dollars)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company is in the development stage and directly and through joint ventures began the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary financing to complete the development and upon future profitable production or proceeds from the disposition thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,331,082 since its inception, has a working capital deficiency of $2,172,210 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

              The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

              The  financial  statements  have,  in  management's  opinion  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 2
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Development Stage Company
              -------------------------
              The Company complies with Statement of Financing Accounting Standards ("SFAS") No. 7 for its characterization of the Company as a development stage company.

              Equipment
              ---------
              Equipment is recorded at cost and consists of office furniture. Amortization is provided using the declining balance method at 20% per annum.

              Oil and Gas Properties
              ----------------------
              The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

              Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

              Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

              Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

              Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%. Royalties paid net of any tax credits received are netted with oil and gas sales.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 3
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Property
              ----------------
              Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

              Asset Retirement Obligations
              ----------------------------
              The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

              Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At January 31, 2007, the Company's estimate of asset retirement obligation was not significant.

              Impairment of long-lived Assets
              -------------------------------
              The Company has adopted SFAS 144, "Accounting for the Impairment and Disposal of Long-lived Assets", which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. As at January 31, 2007, there were no proven reserves and consequently no ceiling test was performed.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 4
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Environmental Costs
              -------------------
              Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

              Foreign Currency Translation
              ----------------------------
              The Company's functional currency is the United States dollar as substantially all of the Company's operations were in the United States. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52.

              Assets and liabilities dominated in a foreign currency were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of difference exchange rates from period to period were included in the cumulative effect of foreign currency translation adjustment account in stockholders' equity.

              Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income taxes". Under the assets and liability method of SFAS 109, the deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets apply to taxable income in the years which those temporary differences are expected to be recovered or settled

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 5
 --------------------


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic and Diluted Loss Per Share
              --------------------------------
              The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date. Diluted loss per share has not been provided as it would be antidilutive. As at January 31, 2007, the Company did not have any outstanding stock options or warrants.

              Financial Instruments
              ---------------------
              The carrying value of cash, accounts receivable, settlement receivable, accounts payable and accrued liabilities, promissory notes payable and due to related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Comprehensive Income
              --------------------
              The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

              Revenue Recognition
              -------------------
              Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to customers.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 6
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recently Issued Accounting Pronouncements
              -----------------------------------------
              In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company's financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

              In  September  2006,  the FASB issued  SFAS No.  157,  "Fair Value
              Measurements". This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

              In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

              In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, "Accounting for Contingencies". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 7
 --------------------

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recently Issued Accounting Pronouncements - (cont'd)
              -----------------------------------------

              On February 15, 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company's financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

Note 3        Oil and Gas Properties - Schedule 1
              ----------------------

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

              c) By a letter dated April 25, 2006, the Company has acquired a 5% to 10% working interest, equal to a 1.875% to 3.75% net revenue interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000. This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

                  By agreement dated September 1, 2006, as extended November 1, 2006 and February 28, 2007, the Company entered into an agreement whereby the Company disposed of 50% of the Company's interest in certain oil and gas properties located in the Barnett Shale play in consideration for proceeds of $400,000 payable by way of a promissory note, due October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the purchaser  agreed  to  issue  250,000  common  shares  to  the
                  Company. 125,000 common shares may be returned to the purchaser if the purchaser performs all its covenants. The Company and the purchaser have a director in common. As the risks and other incidents of ownership have not transferred to the purchaser with sufficient certainty, this transaction has not been reflected in these financial statements.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 8
 --------------------


Note 3        Oil and Gas Properties - Schedule 1 - (cont'd)
              ----------------------

              d) Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest equal to a 3.75% net revenue interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

              e) By an asset purchase and sale agreement dated December 18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000.

              f) By a letter of intent dated March 1, 2006, the Company agreed to acquire a 25% interest in the Corsicana Pilot Project - Phase 1, Corsicana, Texas in consideration for the payments totaling $750,000, of which $410,000 has been paid. The Company may pay $1,500,000 to fund additional prospect leases to earn an undivided 23.5% working interest and 35% net income payback until it has returned its contributed capital. Pursuant to an authority for expenditure dated April 11, 2006, the Company acquired a 25% working interest in the Pierce #1 and McKinney #2 lateral wells in Corsicana, Texas for $70,000.

                  The Company has committed to 50% of the seismic project in the Corsicana field located in Corsicana, Texas. The Company has advanced $100,000 as at July 31, 2006 and will advance an additional $150,000 upon request by the operating parties, however, the remaining funding will be due and payable on or before March 31, 2008. This is a secondary recovery proposal to enhance production from the Corsican Pilot project.

                  Pursuant to an authority for expenditure dated June 15, 2006, the Company advanced $20,000 to earn a 25% interest to acquire and build a waste water disposal system in the Corsicana field located in Corsicana, Texas.

                  Nitro did not fund the Corsicana Pilot project as set forth in the Letter of Intent dated March 1, 2006 and entered into a settlement agreement and mutual release dated January 31, 2007 whereby the Company agreed to assign its interest in all Corsican projects for a total consideration of $145,502.

Note 4        Promissory Notes Payable
              ------------------------
              At January 31, 2007 the Company had promissory notes outstanding totalling $2,321,873 (2006: $424,581), which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $437,000, which is in excess of the stated interest actually charged by $350,000. This excess amount has been recorded by the Company as donated interest, which is included in additional paid in capital.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 9
 --------------------

Note 5        Equipment

                                                                                                     January 31,
                                                             January 31, 2007                           2006
                                           -----------------------------------------------------  ------------------
                                                               Accumulated
                                                 Cost          Amortization          Net                 Net
             Office furniture              $         1,930   $           193  $        1,737      $             -
                                           ===============   ===============  ==============      ===============

Note 6        Capital Stock
              -------------
              Commitment:

              Stock Subscriptions

              By a subscription agreement dated December 18, 2006 the Company agreed to issue 500,000 common shares of the Company at $0.50 per share and 500,000 common share purchase warrants exercisable at $0.75 per share until December 18, 2009 for total proceeds received of $250,000.

Note 7        Income Taxes
              ------------
              At January 31, 2007, the Company has accumulated net operating loss carryforwards totalling $1,331,082, which may be applied against future years income and expire commencing in 2024.

              Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

                                                    2007              2006
                                                    ----              ----

             Future income tax assets
              Net tax losses carried forward  $        452,568  $        43,636
              Less: valuation allowance               (452,568)         (43,636)
                                               ----------------  ---------------

                                              $              -  $              -
                                               ================  ===============


              The Company has recorded a valuation allowance against its future income tax assets based on the extent to which it is more likely-than-not that sufficient taxable income will not be realized during the carry-forward period to utilize all the future tax assets

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 10
 --------------------


Note 8        Related Party Transactions - Notes 3 and 4
              --------------------------

              During the year ended January 31, 2007, the Company incurred management fees charged by a director of the Company totaling $30,303 (2006: $5,000).

              Due to related party is owing to the former President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 9        Discontinued Operations
              -----------------------
              On January 31, 2006, the company indicated its intention to dissolve its 100% owned subsidiary, Ingenium Capital B.C. Ltd. ("BC"). The loss related to BC for the year ended January 31, 2006 has been disclosed as loss from discontinued operations.

                                                                                                  October 27,
                                                                                                 2003 (Date of
                                                                      Years Ended              Incorporation) to
                                                                      January 31,                 January 31,
              Statement of Operations                           2007              2006                2007
              -----------------------                           ----              ----                ----
              Expenses
                  Bank charges                            $             -   $            95   $             246
                  Filing fees                                           -             1,597               1,752
                  Legal fees                                            -                 -                 841
                  Office and miscellaneous                              -             2,090               7,812
                  Promotion costs                                       -                 -                   -
                  Mineral property costs                                -             4,437              21,769
                  Transfer agent fees                                   -               791                 791
                                                          ---------------   ---------------   -----------------

              Loss before the following                                 -            (9,010)            (33,211)

                  Write -off of due to parent                           -            36,499              36,499
                  Interest income                                       -               149                 149
                  Foreign exchange gain (loss)                          -            (2,283)             (3,437)
                  Write-off of due from affiliate                       -           (33,432)            (33,432)
                                                          ---------------   ---------------   -----------------

              Net loss for the period                     $             -   $        (8,077)  $         (33,432)
                                                          ===============   ===============   =================

Note 10       Non-cash Transaction
              --------------------
              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended January 31, 2007, the Company disposed of its interest in all Corsicana projects for a receivable of $145,502 (Note 3). This transaction has been excluded from the statements of cash flows.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2007 and 2006
(Staged in US Dollars) - Page 11
 --------------------



Note 11       Subsequent Events
              -----------------
              On February 28, 2007 the Company entered into a consulting agreement with the former director of the company at $3,500 per month for a one-year period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange
Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom the Company refers to in this periodic report as its Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The Company's management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of January 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company's Certifying Officers concluded that, as of January 31, 2007, its disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting that occurred during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION.

On April 5, 2007, William Thomas was appointed to the Company's Board of Directors to fill the vacancy created by the resignation of Gary Haukeland. See
Part III, Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHNAGE ACT.

The Company's executive officers and ve directos and their respective ages as of April 30, 2006, are as follows:

Name          Age         Office(s) Held
----          ---         --------------

Larry Wise     53         President, Secretary, Treasurer, Director
William Thomas 54         Director

Set forth below is a brief description of the background and business experience of the officers and directors.

Mr. Larry Wise was appointed as the Company's president, secretary and treasurer and a director as of February 21, 2007.

Mr. Wise has been involved in the Oil & Gas industry for 30 years. Larry started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 Larry became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980's. During the 1980's and 1990's Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Larry Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

Mr. William Thomas was appointed as the Company's director as of April 05, 2007.

Mr. Thomas has 30 years of experience in oil and gas exploration and drilling. He has served as executive Vice President of Santa Fe Natural Resources & Durango Pipeline, LLC of Midland, TX, Vice President of Maynard Oil in Dallas, and President of Safari Exploration, also in Dallas. He has also advised numerous E&P companies in both Texas and Oklahoma, including Patina Oil & Gas (where he was retained directly by the chairman) COSCO Capital, Forest Oil, Cordillera Energy and Blue Star Oil & Gas. Mr. Thomas studied at Oklahoma State University's School of Engineering and is a certified well supervisor.

Compensation

The Company pays Mr. Kozub compensation pursuant to a management and administrative services agreement with Mr. Kozub dated February 28, 2007, as described below under the heading "Executive Compensation - Management Agreement". The Company presently does not pay any compensation to Mr. Wise or Mr. Thomas.

Term of Office


The Company's directors are appointed for a one-year term to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's bylaws. Officers are appointed by the board of directors and hold office until removed by the board.

Audit Committee


The Company presently does not have an audit committee of the board of directors due to the early stage of its operations and the fact that it has only recently started to acquire leases and working interests in oil and gas properties.


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

Based on the Company's review of the copies of such forms received by it, during the fiscal year ended January 31, 2007, all such filing requirements applicable to the Company's officers and directors were complied with.

Code of Ethics

The Company's code of ethics applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the 2006 Annual Report and is incorporated by reference herein..

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes, for the last three fiscal years, the annual and long-term compensation awarded to, earned by, or paid to the person who was the Company's chief executive officer and each of the Company's other highest compensated executive officers who earned in excess of $100,000 (the "Named Executive Officers") as of the end of the last fiscal year:

--------------------------------------------------------------------------------------------------------------------------------
Name               Year                        Stock      Option    Non-Equity       Change in
and               Ended    Salary    Bonus     Award(s)  Awards $  Incentive Plan  Pension Value
Principal         Jan.31     ($)      ($)        ($)               Compensation    and Non-Qualified       All Other
Position                                                                           Deferred Compensation  Compensation  Total
                                                                                   Earnings                   ($)        ($)
--------------------------------------------------------------------------------------------------------------------------------
   (a)             (b)      (c)       (d)     (e)        (f)          (g)             (h)                    (i)         (j)

Ted Kozub (1)       2007     $30,303      -       -         -          -                -                      -          -
President, CEO, CFO 2006     $5,000
--------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Kozub was the Company's only executive officer from December 19, 2005 till February 21, 2007, and was paid pursuant to a management and administrative services agreement dated February 15, 2006. Now Mr. Kozub is engaged by the Company as an Advisor with a salary of $3,500 a month as described below in Item 12 under the heading Certain Relationships and Related Transactions, Consulting Agreement.

(2) Mr. Larry Wise became the Company's President, CEO and Director on February 21, 2007.

(3)  Mr. William Thomas became the Company's Director on April 05, 2007.

Neither Mr. Wise, who became the Company's President, CEO and Director on February 21, 2007, nor William Thomas, who became a director on April 5, 2007, have employment contracts or receive any compensation for their services to the Company.

Stock Option Grants


The Company has never made any stock option grants to its executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


The following table sets forth certain information concerning the number of shares of common stock owned beneficially as of May 08, 2007, by: (i) each person (including any group) known to own more than five percent (5%) of any class of the voting securities, (ii) each of the Company's directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


-----------------------------------------------------------------------------------------------------------
Title of Class                Name and Address of   Amount and Nature          Percentage of
                              Beneficial Owner      of Beneficial              Common Stock (1)
                                                    Ownership
-----------------------------------------------------------------------------------------------------------
Principal Stockholder

Common Stock                  Ted Kozub                         100,000,000                        67.5%
                              Advisor                            Direct
                              123 Christie Mountain Lane,
                              Okanagan Falls, British
                              Columbia
-----------------------------------------------------------------------------------------------------------
Directors and Officers

Common Stock                  Larry Wise                               NIL                          NIL
                              President, CEO and Director
                              19802 Malone Road,
                              Tecumseh, OK 74873

Common Stock                  William Thomas                           NIL                          NIL
                              Director
                              609 NW 37th Street,
                              Oklahoma City, OK 73118
-----------------------------------------------------------------------------------------------------------

(1) The percentage of common stock held is based on 148,040,000 shares of common stock issued and outstanding as of May 08, 2007.

The Company believes that that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table.

Equity Compensation Plan Information

As at January 31, 2007, the Company did not have any equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Consulting Agreement

The Company entered into a consulting agreement with Mr. Kozub on February 28, 2007. Under this agreement, the Company pays Mr. Kozub a consulting fee of USD$3,500 per month in consideration for Mr. Kozub's agreement to provide services to carry out certain administration services.

Mr. Kozub also is to be reimbursed for any expenses directly attributable to performing his obligations pursuant to the agreement.

The consulting agreement is for a term of one year and is terminable by either party upon 2 months notice to the other.

Director Independence

The Board of Directors has determined that William Thomas is an independent director under the definition found in NASD Rule 4200(a)(15). The Company does not have a separate audit committee, and the Board of Directors has determined that Mr. Thomas also meets the criteria for independence found in NASD Rule 4350(d)(2)(A) and SEC Rule 10A-3(c).

ITEM 13.               EXHIBITS

----------------------------------------------------------------------------------------------------------------------
   Exhibit
   Number*         Description of Exhibit                                        Location
----------------------------------------------------------------------------------------------------------------------
      Item 3       Articles of Incorporation and Bylaws
----------------------------------------------------------------------------------------------------------------------
       3.1         Articles of Incorporation                                     Incorporated by reference from the
                                                                                 Registration Statement on Form
                                                                                 SB-2 filed April 21, 2004, SEC
                                                                                 File No. 333-114660.
----------------------------------------------------------------------------------------------------------------------
       3.2         Bylaws, as amended                                            Incorporated by reference from the
                                                                                 Registration Statement on Form
                                                                                 SB-2 filed April 21, 2004, SEC
                                                                                 File No. 333-114660.
----------------------------------------------------------------------------------------------------------------------
       3.3         Articles of Amendment to the Articles of Incorporation of    Incorporated  by reference  from
                   Ingenium  Capital Corp.  (Name  changed  therein to Nitro    Form 10KSB filed May 15, 2006
                   Petroleum Incorporated)                                      SEC File No. 000-50932
----------------------------------------------------------------------------------------------------------------------
     Item 10       Material Contracts
----------------------------------------------------------------------------------------------------------------------
      10.10        Promissory Notes                                              Incorporated by reference from
                                                                                 Form 10QSB filed on August 14,
                                                                                 2006 SEC File No. 000-50932
----------------------------------------------------------------------------------------------------------------------
      10.15        Agreement for the acquisition of the Moreland and Farley      This filing.
                   Leases by Nitro Petroleum Incorporated dated December 18,
                   2006
----------------------------------------------------------------------------------------------------------------------
      10.16        Consulting Agreement dated February 28, 2007 between Nitro    This filing.
                   Petroleum Incorporated and T. Kozub Enterprises Ltd.
----------------------------------------------------------------------------------------------------------------------
      10.17        Extension Agreement  2 dated February 28, 2007 between Nitro  This filing.
                   Petroleum Incorporated and Quantum Energy inc. including a promissory note
----------------------------------------------------------------------------------------------------------------------
      10.19                                                                      Incorporated by reference from
                   Settlement Agreement and Mutual Release dated January 31,     form 8K filed March 01, 2007
                   2007                                                          SEC File No. 000-50932
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
   Exhibit
   Number*         Description of Exhibit                                        Location
----------------------------------------------------------------------------------------------------------------------
     Item 14       Code of Ethics
----------------------------------------------------------------------------------------------------------------------
       14.1        Code of Ethics                                                Incorporated by reference from
                                                                                 Form 10KSB filed May 15, 2006
                                                                                 SEC File No. 000-50932
----------------------------------------------------------------------------------------------------------------------
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
----------------------------------------------------------------------------------------------------------------------
      31.1         Certification of Chief Executive Officer and Chief Financial  This filing.
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------------
     Item 32       Section 1350 Certifications
----------------------------------------------------------------------------------------------------------------------
      32.1         Certification of Chief Executive Officer and Chief Financial  This filing.
                   Officer pursuant to 18 U.S.C. Section 1350, as adopted
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------------------------------------------------------------------------------------------------------------------

* The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.
** Identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit as required by Item 13 of Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to the Company by its independent auditor, Amisano Hanson, for the fiscal years ended January 31, 2007 and 2006:


                                              Years Ended January 31
                                         2006                          2007
Audit Fees:                              $9,187                      $42,600
Tax Fees:                                  Nil                          Nil
All Other Fees:                            Nil                          Nil
Total:                                   $9,187                      $42,600

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



NITRO PETROLEUM INCORPORATED

By: /s/ Larry Wise
      -----------------------------------------------------
      Larry Wise,
      President, Chief Executive Officer
      and Chief Financial Officer
      Director

      Date: May 16, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:     /s/ Larry Wise
         ---------------------------------------------------
         Larry Wise,
         President, Chief Executive Officer
         and Chief Financial Officer
         Director

         Date: May 16, 2007