Form 10QSB
period 2007-04-30
NITRO PETROLEUM INC.
filed 2007-06-14
CIK 1285236

================================================================================

                                  NITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange
   Act Of 1934
                 For the quarterly period ended April 30, 2007

                        COMMISSION FILE NUMBER 000-50932

                          NITRO PETROLEUM INCORPORATED
                          ----------------------------
                 (Name of small business issuer in its charter)


                      NEVADA                                98-0488493
-------------------------------------------------   ----------------------------
 (State or other jurisdiction of incorporation or        (I.R.S. Employer
               organization)                            Identification No.)


            260 - 7250 Express Way
               Oklahoma City, OK                               73132
------------------------------------------------   -----------------------------
   (Address of principal executive offices)                   (Zip Code)


                   405-728-3800
----------------------------------------------------
             Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [x]      No []

Indicate by check mark whether the registrant is a shell  company (as defined in
Rule 12b-2 of the  Exchange  Act).  Yes []      No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 148,040,000 shares of Common
Stock  as  of  June  4,  2007  Transitional  Small  Business  Disclosure  Format
(check one): Yes []    No [x]

ITEM 1. FINANCIAL STATEMENTS




                              NITRO PETROLEUM INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 April 30, 2007

                             (Stated in US Dollars)

                                   (Unaudited)

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       April 30, 2007 and January 31, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                     April 30,        January 31,
                                                     ASSETS                            2007               2007
                                                     ------                            ----               ----
Current
    Cash                                                                         $        49,003    $       65,642
    Accounts receivable                                                                   46,242            34,640
    Settlement receivable - Note 3                                                       145,502           145,502
                                                                                 ---------------    --------------

                                                                                         240,747           245,784

Equipment - Note 5                                                                         1,650             1,737
Oil and gas properties - Schedule 1 and Note 3                                         1,531,173         1,531,591
                                                                                 ---------------    --------------

                                                                                 $     1,773,570    $    1,779,112
                                                                                 ===============    ==============

                                                     LIABILITIES

Current
    Accounts payable and accrued liabilities                                     $        92,938    $       90,922
    Promissory notes payable - Note 4                                                  2,343,668         2,321,873
    Due to related party - Note 7                                                          5,199             5,199
                                                                                 ---------------    --------------

                                                                                       2,441,805         2,417,994

                                               STOCKHOLDERS' DEFICIENCY

Capital stock
    Authorized:
      2,000,000,000 common stock, $0.001 par value
      10,000,000 preferred stock, $0.001 par value
    Issued and outstanding:
      148,540,000 common shares (January 31, 2007: 148,040,000)                          148,540           148,040
Stock subscriptions - Note 6                                                                   -           250,000
Additional paid-in capital                                                               630,839           294,160
Deficit accumulated during the development stage                                      (1,447,614)       (1,331,082)
                                                                                 ---------------    --------------

                                                                                        (668,235)         (638,882)
                                                                                 ---------------    --------------

                                                                                 $     1,773,570    $    1,779,112
                                                                                 ===============    ==============

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Devlopment Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                      for the three months ended April 30,
                  2007 and 2006 and for the period October 27,
                   2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                     October 27,
                                                                                                    2003 (Date of
                                                                      Three months ended            Inception) to
                                                                          April 30,                   April 30,
                                                                   2007               2006              2007
                                                                   ----               ----              ----
Revenue
    Oil and gas revenue                                      $        58,357   $             -    $       126,541
    Depletion                                                         (2,918)                -             (6,327)
                                                             ---------------   ---------------    ---------------

                                                                      55,439                 -            120,214
                                                             ---------------   ---------------    ---------------

Expenses
    Accounting and audit fees                                         18,333            28,170            107,551
    Amortization                                                          87                 -                280
    Bank charges and interest                                             85                24                807
    Consulting fee                                                         -                 -              5,000
    Filing fees                                                        5,059                 -             14,594
    Foreign exchange loss (gain)                                      (1,090)              231               (707)
    Impairment loss on oil and gas properties                              -                 -            454,498
    Investor relations                                                 6,612            14,611             34,558
    Legal fees                                                        16,891            51,298            253,807
    Management fees - Note 7                                           9,700             7,265             49,503
    Office and miscellaneous                                             637               138              8,558
    Promotion and entertainment                                            -                 -             18,335
    Transfer agent fees                                                2,915               643              9,988
    Travel                                                             3,768            13,265             35,010
                                                             ---------------   ---------------    ---------------

                                                                     (62,997)         (115,645)          (991,782)
                                                             ---------------   ---------------    ---------------

 Loss before other items                                              (7,558)         (115,645)          (871,568)

 Other Items
    Interest income                                                        -             3,630              3,652
    Interest expense - Note 4                                       (108,974)          (20,000)          (546,266)
                                                             ---------------   ---------------    ---------------

 Net loss for the period from continued operations                  (116,532)         (132,015)        (1,414,182)
 Discontinued operations                                                   -                 -            (33,432)
                                                             ---------------   ---------------    ---------------

 Net loss for the period                                     $      (116,532)  $      (132,015)   $    (1,447,614)
                                                             ===============   ===============    ===============

 Basic and diluted loss per share                            $         (0.00)  $        (0.00)
                                                             ===============   ==============

Weighted average number of shares outstanding                    148,540,000       148,040,000
                                                             ===============   ===============

                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                      for the three months ended April 30,
                  2007 and 2006 and for the period October 27,
                   2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                      October 27,
                                                                                                     2003 (Date of
                                                                        Three months ended           Inception) to
                                                                            April 30,                  April 30,
                                                                      2007             2006              2007
                                                                      ----             ----              ----
Operating Activities
    Net loss for the period                                     $      (116,532) $      (132,015)  $    (1,447,614)
    Adjustments for items not effecting cash:
      Amortization                                                          87   -                             280
      Depletion                                                          2,918                 -             6,327
      Donated interest                                                  87,179                 -           437,179
      Loss on impairment of oil and gas properties                           -                 -           454,498
      Write off of advances from affiliate                                   -                 -            33,432
    Changes in non-cash working capital
      Accounts receivable                                              (11,602)                -           (46,242)
      Accounts payable and accrued liabilities                            2,016           (5,191)           92,938
                                                                ---------------  ---------------   ---------------

Cash used in operating activities                                       (35,934)        (137,206)         (469,202)
                                                                ---------------  ---------------   ---------------

Investing Activities
    Advances to affiliate                                                     -                -           (33,432)
    Acquisition of oil and gas properties                               (2,500)       (1,220,000)       (2,137,500)
    Purchase of equipment                                                     -                -            (1,930)
                                                                ---------------  ---------------   ---------------

Cash used in investing activities                                        (2,500)      (1,220,000)       (2,172,862)
                                                                ---------------  ---------------   ---------------

Financing Activities
    Issuance of common stock                                                  -        1,829,704            92,200
    Issuance of promissory notes payable                                 21,795                -         2,343,668
    Stock subscriptions                                                      -                 -           250,000
    Due to related party                                                      -                -             5,199
                                                                ---------------  ---------------   ---------------

Cash provided by financing activities                                    21,795        1,829,704         2,691,067
                                                                ---------------  ---------------   ---------------

Increase (decrease) in cash during the period                          (16,639)          472,498            49,003

Cash, beginning of the period                                            65,642           33,645                 -
                                                                ---------------  ---------------   ---------------

Cash, end of the period                                         $        49,003  $       506,143   $        49,003
                                                                ===============  ===============   ===============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           from October 27, 2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                             Deficit       Effect of
                                                                                           Accumulated     Foreign
                                                                               Additional  During the     Currency
                                            Common Shares        Stock          Paid-in   Development   Translation
                                      ----------------------
                                      *Number      *Par Value  Subscriptions    Capital      Stage       Adjustment    Total
                                       ------      ---------   -------------    -------      -----      ----------     -----
Capital stock issued for cash:
  - at $0.00005                    100,000,000   $    100,000   $       -    $   (95,000)   $      -        $      -   $    5,000
  - at $0.0005                      34,000,000         34,000           -        (17,000)          -               -       17,000
  - at $0.005                       14,040,000         14,040           -         56,160           -               -       70,200
Net loss for the period                      -              -           -              -     (17,045)              -      (17,045)
Foreign currency translation adjustment      -              -           -              -           -             277          277
                                   -----------   ------------   ---------    -----------    --------        ---------  ----------

Balance, as at January 31, 2004    148,040,000        148,040           -        (55,840)   (17,045)             277       75,432
Net loss for the year                        -              -           -              -    (57,733)               -      (57,733)
Foreign currency translation adjustment      -              -           -              -          -           (1,433)      (1,433)
                                   -----------   ------------   ---------    -----------    --------        ---------  -----------

Balance, as at January 31, 2005    148,040,000        148,040           -        (55,840)   (74,778)          (1,156)      16,266
Net loss from continuing operations          -              -           -              -    (73,788)               -      (73,788)
Net loss from discontinued operations        -              -           -              -     (9,233)           1,156       (8,077)
                                   -----------   ------------   ---------    -----------    --------        ---------  -----------

Balance, as at January 31, 2006    148,040,000        148,040           -        (55,840)  (157,799)               -      (65,599)

                                                                      .../cont'd



                             SEE ACCOMPANYING NOTES

                               NITRO PETROLEUM INC.                   Continued
                          (A Development Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           from October 27, 2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                             Deficit       Effect of
                                                                                           Accumulated     Foreign
                                                                               Additional  During the     Currency
                                            Common Shares        Stock          Paid-in   Development   Translation
                                      ----------------------
                                      *Number      *Par Value  Subscriptions    Capital      Stage       Adjustment    Total
                                       ------      ---------   -------------    -------      -----      ----------     -----

Stock subscriptions - Note 6                 -             -        250,000             -             -          -         250,000
Donated interest                             -             -              -       350,000             -          -         350,000
Net loss for the year                        -             -              -             -    (1,173,283)         -      (1,173,283)
                                   -----------   -----------    -----------    ----------    ----------   ---------   -------------

Balance, as at January 31, 2007    148,040,000       148,040        250,000       294,160    (1,331,082)         -        (638,882)
Share subscriptions - Note 6           500,000           500       (250,000)      249,500             -          -               -
Donated interest                             -             -              -        87,179             -          -          87,179
Net loss for the period                      -             -              -             -      (116,532)         -        (116,532)
                                   -----------   -----------    -----------    ----------    ----------   ---------   -------------

Balance, as at April 30, 2007      148,540,000   $   148,540    $         -    $  630,839   $(1,447,614)  $      -    $   (668,235)
                                   ===========   ===========    ===========    ==========   ============  ========    =============


* The number of common shares have been retroactively restated to reflect the following:

1)   Forward split of four new shares for one old share, effective February 6,
     2006
2)   Forward split of five new shares for one old share, effective December 29,
     2006

The authorized common shares have also been increased from 100,000,000 to 2,000,000,000 as a result of these splits.



                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.                    Schedule 1
                          (A Development Stage Company)
                   INTERIM SCHEDULE OF OIL AND GAS PROPERTIES
           from October 27, 2003 (Date of Inception) to April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)



                          Barnett Barnett
                           Shale Lease     Phillip #2    Shale Wells      Inglish #1     Oklahoma      Corsicana          Total
                           -----------     ----------    -----------      ----------     --------      ---------          -----
Balance January 31, 2005   $           -  $         -    $         -   $          -     $         -   $          -    $          -
Additions                        300,000       80,000              -              -               -          10,000        390,000
                           -------------  -----------    -----------   ------------     -----------   -------------   ------------

Balance January 31, 2006         300,000       80,000              -              -               -          10,000        390,000
Additions                              -            -        750,000        135,000         270,000         590,000      1,745,000
Proceeds from settlement               -            -              -              -               -        (145,502)      (145,502)
Impairment                             -            -              -              -               -        (454,498)      (454,498)
Depletion                              -            -         (3,409)             -               -               -         (3,409)
                           -------------  -----------    -----------   ------------     -----------   -------------   ------------

Balance January 31, 2007         300,000       80,000        746,591        135,000         270,000               -      1,531,591
Additions                              -            -              -              -           2,500               -          2,500
Depletion                              -            -         (2,918)             -               -               -         (2,918)
                           -------------  -----------    -----------   ------------     -----------   -------------   ------------
Balance April 30, 2007     $     300,000  $    80,000    $   743,673   $    135,000     $   272,500   $           -    $ 1,531,173
                           =============  ===========    ===========   ============     ===========   =============    ============


                             SEE ACCOMPANYING NOTES

                              NITRO PETROLEUM INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 April 30, 2007
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's January 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's January 31, 2007 annual financial statements.

              Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that can be expected for the year ended January 31, 2008.

Note 2        Continuance of Operations

              The Company is in the development stage and directly and through joint ventures is in the process of exploring its oil and gas properties located in the U.S.A. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,447,614 since its inception, has a working capital deficiency of $2,201,058 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 2        Continuance of Operations - (cont'd)
              -------------------------

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

                  By agreement dated September 1, 2006, as extended November 1, 2006 and February 28, 2007, the Company entered into an agreement whereby the Company disposed of 50% of the Company's interest in certain oil and gas properties located in the Barnett Shale play in consideration for proceeds of $400,000 payable by way of a promissory note, due October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the purchaser agreed to issue 250,000 common shares to the Company. The Company and the purchaser had a director in common. As the risks and other incidents of ownership have not transferred to the purchaser with sufficient certainty, this transaction has not been reflected in these financial statements.

              d) Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest equal to a 3.75% net revenue interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------

Note 3        Oil and Gas Properties - Schedule 1 - (cont'd)
              ----------------------

              e)  By an asset purchase and sale agreement dated December
                  18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000. The Company also paid $20,000 for property related expenses. During the six months ended April 30, 2007, the Company advanced a further $2,500 with respect to these properties.

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

                  The Company did not fund the Corsicana Pilot project as set forth in the Letter of Intent dated March 1, 2006 and entered into a settlement agreement and mutual release dated January 31, 2007 whereby the Company agreed to assign its interest in all Corsicana projects for a total consideration of $145,502.

Note 4        Promissory Notes Payable

              At April 30, 2007 the Company had promissory notes outstanding totalling $2,343,668 (January 31, 2007: $2,321,873), which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $108,974 (January 31, 2007: $437,000), which is in excess of the stated interest actually charged by $87,179 (January 31, 2007: $350,000). This excess amount has been recorded by the Company as donated interest, which is included in additional paid-in capital.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2007
(Stated in US Dollars)
(Unaudited) - Page 4
 ---------

Note 5        Equipment

                                                                     January 31,
                                    April 30, 2007                     2007
                       ---------------------------------------  ----------------
                                    Accumulated
                           Cost     Amortization     Net                Net

  Office furniture     $    1,930   $      280  $      1,650      $      1,737
                       ==========   ==========  ==============    ============


Note 6        Capital Stock

              Commitment:

              Stock Subscriptions

              By a subscription agreement dated December 18, 2006 the Company agreed to issue 500,000 common shares of the Company at $0.50 per share and 500,000 common share purchase warrants exercisable at $0.75 per share until December 18, 2009 for total proceeds received of $250,000. On February 1, 2007, the Company issued 500,000 common shares and 500,000 common share purchase warrants pursuant to this private placement.

Note 7        Related Party Transactions - Notes 2 and 3

              During the three months ended April 30, 2007, the Company incurred management fees charged by a significant shareholder of the Company totaling $9,700 (2006: $7,265).

              Due to related party is owing to the former President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 8        Comparative Figures

              Certain of the comparative figures have been reclassified to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is an exploration stage company engaged in the acquisition and exploration of gas and oil properties. The Company is attempting to acquire interest in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in the United States oil producing areas. The Company will ensure that the production in which it invests is operated to internationally accepted standards.

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

Financial Condition and Results of Operations

For the three-month period ended April 30, 2007, the Company had a net loss of approximately $116,532, as compared to a net loss of $132,015 for the three-month period ended April 30, 2006, a decrease of approximately 12%. This decrease in the net loss was the result of both the receipt of revenue of approximately $55,439 from production of oil and gas from the Barnett Shale properties, as compared to no revenue for the fiscal period ended April 30, 2006, and a decrease in general and administrative expenses, which totaled $62,997 for the three months ended April 30, 2007, compared to $115,645 for the three months ended April 30, 2006. This decrease in general and administrative expenses was the result of decrease of audit, legal and travel expenses of the Company.

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

Liquidity and Capital Resources

The Company had cash of $49,003 as of April 30, 2007, compared to cash of $65,642 as of January 31, 2007. The Company had a working capital deficiency of $2,201,058 as of April 30, 2007, compared to a working capital deficiency of $2,172,210 as of January 31, 2007.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive oil and gas acquisitions and explorations. The auditors stated in their report on the audited financial statements for the fiscal year ended January 31, 2007, that they have substantial doubt the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of April 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

         There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
Item 6. Exhibits

    Exhibit
     Number       Description of Exhibit                                   Location
     Item 3       Articles of Incorporation and Bylaws

      3.1         Articles of Incorporation                                Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660

      3.2         Bylaws, as amended                                       Incorporated by reference from
                                                                           the Registration Statement on
                                                                           Form SB-2 filed April 21, 2004,
                                                                           SEC File No. 333-114660

       3.3        Articles of Amendment to the Articles of Incorporation   Incorporated by reference from
                  of Ingenium Capital Corp. (Name changed therein to       the Form 10-KSB filed May 15,
                  Nitro Petroleum Incorporated)                            2006, SEC File No. 000-50932


     Item 10      Material Contracts
      10.11       Asset Purchase Agreement with Quantum Energy Inc.        Incorporated  by reference  from
                  dated September 1, 2006                                  the Form  10QSB  filed  December
                                                                           15, 2006, SEC File No. 000-50932

      10.12       Extension Agreement with Quantum Energy Inc.             Incorporated  by reference  from
                  dated November 1, 2006;                                  the Form  10QSB  filed  December
                                                                           15, 2006, SEC File No. 000-50932

      10.13       Promissory Note 2 for $400,000 dated                     Incorporated  by reference  from
                  November 1, 2006                                         the Form  10QSB  filed  December
                                                                           15, 2006, SEC File No. 000-50932

      10.14       General Security Agreement with                          Incorporated  by reference  from
                  Quantum Energy Inc. in favour of Nitro                   the Form  10QSB  filed  December
                  Petroleum  Incorporated dated November 7, 2006           15, 2006, SEC File No. 000-50932

      10.17       Extension Agreement  2 dated February 28, 2007           Incorporated  by reference  from
                  between Nitro Petroleum Incorporated and Quantum Energy  the  Form  10KSB  filed  May 18,
                  inc. including a promissory note.                        2007, SEC File No. 000-50932

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

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.
NITRO PETROLEUM INCORPORATED
By:   /s/ Larry Wise
      ------------------------------------------------
      Larry Wise, CEO, CFO and President

Date: June 12, 2007