Form 10QSB
period 2007-07-31
NITRO PETROLEUM INC.
filed 2007-09-19
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

COMMISSION FILE NUMBER 000-50932

NITRO PETROLEUM INCORPORATED
(Name of small business issuer in its charter)

NEVADA	98-0488493
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

260 – 7250 Express Way
Oklahoma City, OK	73132
(Address of principal executive offices)	(Zip Code)

405-728-3800
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 148,540,000 shares of Common Stock as of September 14, 2007

Transitional Small Business Disclosure Format (check one): Yes [] No [x]

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

July 31, 2007

(Stated in US Dollars)

(Unaudited)

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
July 31, 2007 and January 31, 2007
(Stated in US Dollars)
(Unaudited)

	July 31,	January 31,
ASSETS	2007	2007

Current
Cash	$83,766	$65,642
Accounts receivable	84,654	34,640
Settlement receivable – Note 3	-	145,502

	168,420	245,784
Equipment – Note 5	1,563	1,737
Oil and gas properties, unproved – Note 3 and Schedule 1	1,499,808	1,531,591

	$1,669,791	$1,779,112

LIABILITIES

Current
Accounts payable and accrued liabilities	$53,584	$90,922
Promissory notes payable – Note 4	2,366,198	2,321,873
Due to related party – Note 7	5,199	5,199

	2,424,981	2,417,994

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
148,540,000 common shares
(January 31, 2007: 148,040,000)	148,540	148,040
Stock subscriptions – Note 6	-	250,000
Additional paid-in capital	720,957	294,160
Deficit accumulated during the development stage	(1,624,687)	(1,331,082)

	(775,190)	(638,882)

	$1,669,791	$1,779,112

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and six months ended July 31, 2007 and 2006 and for the period October 27, 2003 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

					October 27,
					2003
					(Date of
	Three months ended		Six months ended		Inception) to
	July 31,		July 31,		July 31,
	2007	2006	2007	2006	2007

Revenue
Oil and gas revenue	$57,121	$5,657	$133,906	$5,657	$223,622
Production costs	(13,709)	(1,358)	(32,137)	(1,358)	(53,669)
Depletion	(3,351)	-	(6,269)	-	(9,678)

	40,061	4,299	95,500	4,299	160,275

Expenses
Accounting and audit fees	13,624	4,656	31,957	32,826	121,175
Bank charges and interest	335	449	420	473	1,142
Consulting fee	-	-	-	-	5,000
Depreciation	87	-	174	-	367
Filing fees	1,442	-	6,501	-	16,036
Foreign currency loss (gain)	565	3,773	(525)	4,004	(142)
Impairment loss on oil and gas properties	-	-	-	-	454,498
Investor relations	14,976	19,996	21,588	34,607	49,534
Legal fees	31,959	46,960	48,850	98,258	285,766
Management fees – Note 7	34,800	7,500	44,500	14,765	84,303
Office and miscellaneous	2,268	1,617	2,905	1,755	10,826
Promotion and miscellaneous	3,739	-	3,739	-	22,074
Transfer agent fees	225	-	3,140	643	10,213
Travel	467	7,889	4,235	21,154	35,477

	104,487	92,840	167,484	208,485	1,096,269

Net loss before other items	(64,426)	(88,541)	(71,984)	(204,186)	(935,994)

Other items:
Interest income	-	-	-	3,630	3,652
Interest expense – Note 4	(112,647)	(22,233)	(221,621)	(42,233)	(658,913)

Net loss for the period from continued
operations	(177,073)	(110,774)	(293,605)	(242,789)	(1,591,255)

Discontinued operations	-	-	-	-	(33,432)

Net loss for the period	$(177,073)	$(110,774)	$(293,605)	$(242,789)	$(1,624,687)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	148,540,000	29,608,000	148,540,000	29,608,000

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the six months ended July 31, 2007 and 2006 and
for the period October 27, 2003 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 27, 2003
			(Date of
	Six months ended		Inception) to
	July 31,		July 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(293,605)	$(242,789)	$(1,624,687)
Adjustments for items not effecting cash:
Depreciation	174	-	367
Depletion	6,269	-	9,678
Donated interest	177,297	-	527,297
Loss on impairment of oil and gas properties	-	-	454,498
Interest accrued on notes payable	44,325	42,233	131,617
Write-off of advances from affiliate from
discontinued operations	-	-	33,432
Change in non-cash working capital balances
related to operations
Accounts receivable	(50,014)	(1,431)	(84,654)
Accounts payable and accrued liabilities	(37,338)	(34,418)	53,584
Settlement receivable	145,502	-	145,502

Cash used in operating activities	(7,390)	(236,405)	(353,366)

Investing Activities
Advances to affiliate	-	-	(33,432)
Oil and gas costs	(124,486)	(1,475,000)	(2,259,486)
Proceeds from sale of oil and gas properties	150,000	-	150,000
Purchase of equipment	-	(1,930)	(1,930)

Cash provided by (used in) investing activities	25,514	(1,476,930)	(2,144,848)

Financing Activities
Issuance of common stock	-	-	342,200
Issuance of promissory notes payable	-	1,810,000	2,234,581
Increase (decrease) in due to related party	-	(52)	5,199

Cash provided by financing activities	-	1,809,948	2,581,980

Increase in cash during the period	18,124	96,613	83,766

Cash, beginning of the period	65,642	33,645	-

Cash, end of the period	$83,766	$130,258	$83,766

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
from October 27, 2003 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

							Cumulative
						Deficit	Effect of
						Accumulated	Foreign
					Additional	During the	Currency
		Common Shares		Stock	Paid-in	Development	Translation
		*Number	Par Value	Subscriptions	Capital	Stage	Adjustment	Total

Capital stock issued for cash:	- at $0.00005	100,000,000	$100,000	$-	$(95,000)	$-	$-	$5,000
	- at $0.0005	34,000,000	34,000	-	(17,000)	-	-	17,000
	- at $0.005	14,040,000	14,040	-	56,160	-	-	70,200
Net loss for the period		-	-	-	-	(17,045)	-	(17,045)
Foreign currency translation adjustment		-	-	-	-	-	277	277

Balance, as at January 31, 2004		148,040,000	148,040	-	(55,840)	(17,045)	277	75,432
Net loss for the year		-	-	-	-	(57,733)	-	(57,733)
Foreign currency translation adjustment		-	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005		148,040,000	148,040	-	(55,840)	(74,778)	(1,156)	16,266
Net loss from continued operations		-	-	-	-	(73,788)	-	(73,788)
Net income (loss) from discontinued operations		-	-	-	-	(9,233)	1,156	(8,077)

Balance, as at January 31, 2006		148,040,000	148,040	-	(55,840)	(157,799)	-	(65,599)
Stock subscriptions – Note 6		-	-	250,000	-	-	-	250,000
Donated interest		-	-	-	350,000	-	-	350,000
Net loss for the year		-	-	-	-	(1,173,283)	-	(1,173,283)

Balance, as at January 31, 2007		148,040,000	148,040	250,000	294,160	(1,331,082)	-	(638,882)
Share subscriptions – Note 6		500,000	500	(250,000)	249,500	-	-	-
Donated interest – Note 4		-	-	-	177,297	-	-	177,297
Net loss for the period		-	-	-	-	(293,605)	-	(293,605)

Balance, as at July 31, 2007		148,540,000	$148,540	$-	$720,957	$(1,624,687)	$-	$(755,190)

*	The number of common shares have been retroactively restated to reflect the following:

1)	Forward split of four new shares for one old share, effective February 6, 2006.
2)	Forward split of five new shares for one old share, effective December 29, 2006.

The authorized common shares have also been increased from 100,000,000 to 2,000,000,000 as a result of these splits.

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.	Schedule 1
(A Development Stage Company)
INTERIM SCHEDULE OF OIL AND GAS PROPERTIES – UNPROVED
from October 27, 2003 (Date of Inception) to July 31, 2007
(Stated in US Dollars)
(Unaudited)

	Barnett		Barnett
	Shale Lease	Phillip #2	Shale Wells	Inglish #1	Oklahoma	Corsicana	Total

Balance, January 31, 2005	$-	$-	$-	$-	$-	$-	$-
Additions – acquisition costs	300,000	80,000	-	-	-	10,000	390,000

Balance, January 31, 2006	300,000	80,000	-	-	-	10,000	390,000
Additions – acquisition costs	-	-	750,000	135,000	270,000	590,000	1,745,000
Proceeds from settlement – Note 3	-	-	-	-	-	(145,502)	(145,502)
Impairment	-	-	-	-	-	(454,498)	(454,498)
Depletion	-	-	(3,409)	-	-	-	(3,409)

Balance, January 31, 2007	300,000	80,000	746,591	135,000	270,000	-	1,531,591
Exploration costs	-	-	-	-	124,486	-	124,486
Disposal	-	-	(150,000)	-	-	-	(150,000)
Depletion	-	-	(4,918)	-	(1,351)	-	(6,269)

Balance, July 31, 2007	$300,000	$80,000	$591,673	$135,000	$393,135	$-	$1,499,808

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company’s January 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s January 31, 2007 annual financial statements.

Operating results for the six months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ended January 31, 2008.

Note 2	Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,624,687 since its inception, has a working capital deficiency of $2,256,561 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 2	Nature and Continuance of Operations – (cont’d)

The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 3	Oil and Gas Properties – Schedule 1

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

c)

By a letter of agreement dated April25, 2006 the Company has acquired a 5% to 10% working interest, equal to a 1.875% to 3.75% net revenue interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000. This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

By agreement dated September 1, 2006, as extended November 1, 2006 and February 28, 2007, the Company entered into an agreement whereby the Company disposed of 50% of the Company’s interest in certain oil and gas properties located in the Barnett Shale play in consideration for proceeds of $400,000 payable by way of a promissory note, due October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the purchaser agreed to issue 250,000 common shares to the Company. As the risks and other incidents of ownership have not transferred to the purchaser with sufficient certainty, this transaction has not been reflected in these financial statements. The Company and the purchaser had a director in common. As at July 31, 2007, total proceeds of $150,000 has been received.

d)

Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest equal to a 3.75% net revenue interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 3

Note 3	Oil and Gas Properties – Schedule 1 – (cont’d)

e)

By an asset purchase and sale agreement dated December 18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000. The Company also paid $22,500 for property related expenses. During the six months ended July 31, 2007, the Company further incurred exploration costs totalling $121,986.

f)

Effective July 1 2007, the Company acquired a 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease located in Garvin County, Oklahoma. Advances totaling $56,363 were made pursuant to an AFE received from the operator for this lease which included an overpayment of $19,977. On August 8, 2007, $15,000 of the overpayment was received from the operator.

The above assignment is subject to all royalty, overriding royalty and applicable leasehold burdens.

g)

By a letter of intent dated March 1, 2006, the Company agreed to acquire a 25% interest in the Corsicana Pilot Project – Phase 1, Corsicana, Texas in consideration for the payments totaling $750,000, of which $410,000 has been paid. The Company may pay $1,500,000 to fund additional prospect leases to earn an undivided 23.5% working interest and 35% net income payback until it has returned its contributed capital. Pursuant to an authority for expenditure dated April 11, 2006, the Company acquired a 25% working interest in the Pierce #1 and McKinney #2 lateral wells in Corsicana, Texas for $70,000.

The Company has committed to 50% of the seismic project in the Corsicana field located in Corsicana, Texas. The Company has advanced $100,000 as at July 31, 2006 and will advance an additional $150,000 upon request by the operating parties, however, the remaining funding will be due and payable on or before March 31, 2008. This is a secondary recovery proposal to enhance production from the Corsicana Pilot project.

Pursuant to an authority for expenditure dated June 15, 2006, the Company advanced $20,000 to earn a 25% interest to acquire and build a waste water disposal system in the Corsicana field located in Corsicana, Texas.

The Company did not fund the Corsicana Pilot project as set forth in the Letter of Intent dated March 1, 2006 and entered into a settlement agreement and mutual release dated January 31, 2007 whereby the Company agreed to assign its interest in all Corsicana projects for a total consideration of $145,502, which was paid during the six months ended July 31, 2007.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 4

Note 4	Promissory Notes Payable

At July 31, 2007 the Company had promissory notes outstanding totalling $2,366,198 (January 31, 2007 - $2,321,873) which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $221,621 ( January 31, 2007 - $437,000), which is in excess of the stated interest actually charged by $177,297 (January 31, 2007 - $350,000). This excess amount has been recorded by the Company as donated interest, which is included in additional paid-in capital.

Note 5	Equipment

				January 31,
		July 31, 2007		2007
		Accumulated
	Cost	Depreciation	Net	Net

Office furniture	$1,930	$367	$1,563	$1,737

Note 6	Capital Stock

Commitment:

Stock Subscriptions

By a subscription agreement dated December 18, 2006, the Company agreed to issue 500,000 common shares of the Company at $0.50 per share and 500,000 common share purchase warrants exercisable at $0.75 per share until December 18, 2009 for total proceeds received of $250,000. On February 1, 2007, the Company issued 500,000 common shares and 500,000 common share purchase warrants pursuant to this private placement.

Note 7	Related Party Transactions – Notes 3 and 4

During the six months ended July 31, 2007, the Company incurred management fees charged by a significant shareholder and a director of the Company totaling $44,500 (2006 - $14,765).

Included in accounts payable at July 31, 2007 is $16,000 (January 31, 2007: $Nil) due to a director of the Company for management services.

Due to related party is owing to the former President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 5

Note 7	Related Party Transactions – Notes 3 and 4 – (cont’d)

By a management agreement dated January 1, 2007, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Financial Condition and Results of Operations

For the six-month period ended July 31, 2007 the Company received revenue of approximately $95,500 from production of oil and gas from the Barnett Shale properties, as compared to $4,299 revenue for the six-month period ended July 31, 2006.

For the six-month period ended July 31, 2007, the Company had a net loss of approximately $293,605, as compared to a net loss of $242,789 for the six-month period ended July 31, 2006, an increase of approximately 21%. That increase is due to the interest charges incurred and additional acquisition made by the Company. The interest charges incurred for the six-moth period ended July 31, 2007 was $221,621 as compared to the interest of $42,233 incurred for the six-month period ended July 31, 2006. The Company acquired 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease in Garvin County of Oklahoma.

There was a decrease in general and administrative expenses, which totaled $20,589 for the six months ended July 31, 2007, compared to $28,029 for the six months ended July 31, 2006. This decrease in general and administrative expenses was the result of decrease of audit, legal and travel expenses of the Company. General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

Liquidity and Capital Resources

The Company had cash of $83,766 as of July 31, 2007, compared to cash of $65,642 as of January 31, 2007. The Company had a working capital deficiency of $2,256,561 as of July 31, 2007, compared to a working capital deficiency of $2,172,210 as of January 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of July 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II Item 6. Exhibits

Exhibit Number	Description of Exhibit	Location
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from the Registration Statement on Form SB-2 filed April 21, 2004, SEC File No. 333-114660
3.2	Bylaws, as amended	Incorporated by reference from the Registration Statement on Form SB-2 filed April 21, 2004, SEC File No. 333-114660
3.3	Articles of Amendment to the Articles of Incorporation of Ingenium Capital Corp. (Name changed therein to Nitro Petroleum Incorporated)	Incorporated by reference from the Form 10-KSB filed May 15, 2006, SEC File No. 000-50932
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing.
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:	/s/ Larry Wise
Larry Wise, CEO, CFO and President

Date:September 18, 2007