Form 10QSB
period 2007-10-31
NITRO PETROLEUM INC.
filed 2007-12-14
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 148,540,000 shares of Common Stock as of November 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [] No [x]

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007

(Stated in US Dollars)

(Unaudited)

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM BALANCE SHEETS
October 31, 2007 and January 31, 2007
(Stated in US Dollars)
(Unaudited)

	October 31,	January 31
ASSETS	2007	2007

Current
Cash	$366,410	$65,642
Accounts receivable	18,081	34,640
Settlement receivable – Note 3	-	145,502

	384,491	245,784
Equipment – Note 5	1,476	1,737
Oil and gas properties, unproved – Note 3 and Schedule 1	1,204,577	1,531,591

	$1,590,544	$1,779,112

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$56,511	$90,922
Promissory notes payable – Note 4	2,388,727	2,321,873
Due to related party – Note 7	5,199	5,199

	2,450,437	2,417,994

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
148,540,000 common shares (2007: 148,040,000)	148,540	148,040
Stock subscriptions – Note 6	-	250,000
Additional paid-in capital	811,075	294,160
Deficit accumulated during the development stage	(1,819,508)	(1,331,082)

	(859,893)	(638,882)

	$1,590,544	$1,779,112

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended October 31, 2007 and 2006 and for the period October 27, 2003 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

					October 27,
					2003
					(Date of
	Three months ended		Nine months ended		Inception) to
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007
Revenue
Oil and gas revenue	$32,676	$22,854	$166,582	$28,510	$256,298
Production costs	(31,330)	(5,485)	(63,467)	(6,842)	(84,999)
Depletion	(4,942)	-	(11,211)	-	(14,620)

	(3,596)	17,369	91,904	21,688	156,679

Expenses
Accounting and audit fees	20,469	5,707	52,426	38,533	141,644
Bank charges and interest	100	176	520	760	1,242
Consulting fees	-	-	-	-	5,000
Depreciation	87	96	261	96	454
Filing fees	745	3,237	7,246	3,237	16,781
Foreign currency loss (gain)	883	(1,039)	358	2,965	741
Impairment loss on oil and gas
properties	-	-	-	-	454,498
Investor relations	12,714	8,499	34,302	43,106	62,248
Legal fees	6,156	12,083	55,006	110,341	291,922
Management fees – Note 7	26,800	7,700	71,300	22,465	111,103
Office and miscellaneous	8,934	2,180	11,839	3,935	19,760
Promotion and miscellaneous	-	-	3,739	-	22,074
Transfer agent fees	-	70	3,140	713	10,213
Travel	1,689	7,156	5,924	28,310	37,166

	(78,577)	(45,865)	(246,061)	(254,461)	(1,174,846)

Net loss before other items	(82,173)	(28,496)	(154,157)	(232,793)	(1,018,167)

Other Items
Interest income	-	-	-	3,630	3,652
Interest expense – Note 4	(112,648)	(22,375)	(334,269)	(64,497)	(771,561)

Net loss for the period from continued
operations	(194,821)	(50,871)	(488,426)	(293,660)	(1,786,076)
Discontinued operations	-	-	-	-	(33,432)

Net loss for the period	$(194,821)	$(50,871)	$(488,426)	$(293,660)	$(1,819,508)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	148,540,000	29,608,000	148,540,000	29,608,000

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the nine months ended October 31, 2007 and 2006 and
for the period October 27, 2003 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

			October 27,
			2003
			(Date of
	Nine months ended		Inception) to
	October 31,		October 31,
	2007	2006	2007

Operating Activities
Net loss for the period	$(488,426)	$(293,660)	$(1,819,508)
Adjustments for items not effecting cash:
Depreciation	261	96	454
Depletion	11,211	-	14,620
Donated interest	267,415	-	617,415
Loss on impairment of oil and gas properties	-	-	454,498
Interest accrued on notes payable	66,854	64,497	154,146
Write-off of advances from affiliate from discontinued
operations	-	-	33,432
Change in non-cash working capital balances related to operations
Accounts receivable	16,559	-	(18,081)
Prepaid expense	-	(2,608)	-
Accounts payable and accrued liabilities	(34,411)	(39,348)	56,511
Settlement receivable	145,502		145,502

Cash used in operating activities	(15,035)	(271,023)	(361,011)

Investing Activities
Advances to affiliate	-	-	(33,432)
Acquisition of oil and gas properties	(159,197)	(1,475,000)	(2,294,197)
Proceeds from sale of oil and gas properties	475,000	-	475,000
Purchase of equipment	-	(1,930)	(1,930)

Cash provided by (used in) investing activities	315,803	(1,476,930)	(1,854,559)

Financing Activities
Issuance of common stock	-	-	342,200
Issuance of promissory notes payable	-	1,810,266	2,234,581
Increase (decrease) in due to related party	-	(100)	5,199

Cash provided by financing activities	-	1,810,166	2,581,980

Increase in cash from during the period	300,768	62,213	366,410

Cash, beginning of the period	65,642	33,645	-

Cash, end of the period	$366,410	$95,858	$366,410

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the nine months ended October 31, 2007 and 2006 and
for the period October 27, 2003 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

						Cumulative
					Deficit	Effect of
					Accumulated	Foreign
				Additional	During the	Currency
	Common Shares		Stock	Paid-in	Development	Translation
	*Number	Par Value	Subscriptions	Capital	Stage	Adjustment	Total

Capital stock issued for cash: - at $0.00005	100,000,000	$100,000	$-	$(95,000)	$-	$-	$5,000
- at $0.0005	34,000,000	34,000	-	(17,000)	-	-	17,000
- at $0.005	14,040,000	14,040	-	56,160	-	-	70,200
Net loss for the period	-	-	-	-	(17,045)	-	(17,045)
Foreign currency translation adjustment	-	-	-	-	-	277	277

Balance, as at January 31, 2004	148,040,000	148,040	-	(55,840)	(17,045)	277	75,432
Net loss for the year	-	-	-	-	(57,733)	-	(57,733)
Foreign currency translation adjustment	-	-	-	-	-	(1,433)	(1,433)

Balance, as at January 31, 2005	148,040,000	148,040	-	(55,840)	(74,778)	(1,156)	16,266
Net loss from continued operations	-	-	-	-	(73,788)	-	(73,788)
Net income (loss) from discontinued operations	-	-	-	-	(9,233)	1,156	(8,077)

Balance, as at January 31, 2006	148,040,000	148,040	-	(55,840)	(157,799)	-	(65,599)
Stock subscriptions – Note 6	-	-	250,000	-	-	-	250,000
Donated interest	-	-	-	350,000	-	-	350,000
Net loss for the year	-	-	-	-	(1,173,283)	-	(1,173,283)

Balance, as at January 31, 2007	148,040,000	148,040	250,000	294,160	(1,331,082)	-	(638,882)
Share subscriptions – Note 6	500,000	500	(250,000)	249,500	-	-	-
Donated interest	-	-	-	267,415	-	-	267,415
Net loss for the period	-	-	-	-	(488,426)	-	(488,426)

Balance, as at October 31, 2007	148,540,000	$148,540	$-	$811,075	$(1,819,508)	$-	$(859,893)

*	The number of common shares have been retroactively restated to reflect the following:

	1)	Forward split of four new shares for one old share, effective February 6, 2006.
	2)	Forward split of five new shares for one old share, effective December 29, 2006.

The authorized common shares have also been increased from 100,000,000 to 2,000,000,000 as a result of these splits.

SEE ACCOMPANYING NOTES

Schedule 1
NITRO PETROLEUM INC.
(A Development Stage Company)
INTERIM SCHEDULE OF OIL AND GAS PROPERTIES
for the nine months ended October 31, 2007 and
for the period October 27, 2003 (Date of Inception) to October 31, 2007
(Stated in US Dollars)
(Unaudited)

	Barnett		Barnett
	Shale Lease	Phillip #2	Shale Wells	Inglish #1	Oklahoma	Corsicana	Total

Balance, January 31, 2005	$-	$-	$-	$-	$-	$-	$-
Additions – acquisition costs	300,000	80,000	-	-	-	10,000	390,000

Balance, January 31, 2006	300,000	80,000	-	-	-	10,000	390,000
Additions – acquisition costs	-	-	750,000	135,000	270,000	590,000	1,745,000
Proceeds from settlement – Note 3	-	-	-	-	-	(145,502)	(145,502)
Impairment	-	-	-	-	-	(454,498)	(454,498)
Depletion	-	-	(3,409)	-	-	-	(3,409)

Balance, January 31, 2007	300,000	80,000	746,591	135,000	270,000	-	1,531,591
Exploration costs	-	-	-	-	159,197	-	159,197
Disposal – Note 3	(325,000)	-	(150,000)	-	-	-	(475,000)
Depletion	-	-	(8,799)	-	(2,412)	-	(11,211)

Balance, October 31, 2007	$(25,000)	$80,000	$587,792	$135,000	$426,785	$-	$1,204,577

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2007
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

Operating results for the nine months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ended January 31, 2008.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,819,508 since its inception, has a working capital deficiency of $2,065,946 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2007 and 2006
(Staged in US Dollars)
(Unaudited)– Page 2

Note 2	Nature and Continuance of Operations – (cont’d)

The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 3	Oil and Gas Properties – Schedule 1

a)

By an acreage participation agreement effectively dated January 23, 2006, the Company acquired 50% of a leasehold interest in mineral leases known as the Barnett Shale play in Montague County, Texas for $300,000. The Company is entitled to a 1% overriding royalty, $500 per acre bonus with drilling commitments and the right to participate in a 25% working interest in wells drilled. As at October 31, 2007, the Company disposed of 100% of the Company’s interest in the leased lands for total proceeds of $325,000.

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

c)

By a letter of agreement dated April 25, 2006 the Company has acquired a 5% to 10% working interest, equal to a 1.875% to 3.75% net revenue interest in various oil and gas wells (in an area known as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000. This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

By agreement dated September 1, 2006, as extended November 1, 2006 and February 28, 2007, the Company entered into an agreement whereby the Company disposed of 50% of the Company’s interest in certain oil and gas properties located in the Barnett Shale play in consideration for proceeds of $400,000 payable by way of a promissory note, due October 31, 2007, which bares interest at 10% per annum and is secured by a general security agreement. As part of the extension, the purchaser agreed to issue 250,000 common shares to the Company. As the risks and other incidents of ownership have not transferred to the purchaser with sufficient certainty, this transaction has only been reflected in these financial statements in so far as consideration has been received. The Company and the purchaser have a director in common. As at October 31, 2007, total proceeds of $150,000 has been received.

d)

Pursuant to an authority for expenditure dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest equal to a 3.75% net revenue interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2007 and 2006
(Staged in US Dollars)
(Unaudited)– Page 3

Note 3	Oil and Gas Properties – Schedule 1(Cont’d)

e)

By an asset purchase and sale agreement dated December 18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000. The Company also paid $22,500 for property related expenses. During the nine months ended October 31, 2007, the Company incurred further exploration costs totalling $159,197.

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

The Company committed to 50% of the seismic project in the Corsicana field located in Corsicana, Texas and has advanced $100,000.

Pursuant to an authority for expenditure dated June 15, 2006, the Company advanced a further $20,000 to earn a 25% interest to acquire and build a waste water disposal system in the Corsicana field located in Corsicana, Texas.

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

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2007 and 2006
(Staged in US Dollars)
(Unaudited)– Page 4

Note 4	Promissory Notes Payable

At October 31, 2007 the Company had promissory notes outstanding totalling $2,388,727 (January 31, 2007 - $2,321,873) which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $334,269 (January 31, 2007 - $437,000), which is in excess of the stated interest actually charged by $267,415 (January 31, 2007 - $350,000). This excess amount has been recorded by the Company as donated interest, which is included in additional paid-in capital.

Note 5	Equipment

				January 31,
	October 31, 2007			2007
		Accumulated
	Cost	Amortization	Net	Net

Office furniture	$1,930	$454 $	1,476	$1,737

Note 6	Capital Stock

Commitment:

Stock Subscriptions

By a subscription agreement dated December 18, 2006 the Company agreed to issue 500,000 common shares of the Company at $0.50 per share and 500,000 common share purchase warrants exercisable at $0.75 per share until December 18, 2009 for total proceeds received of $250,000. On February 1, 2007 the Company issued 500,000 common shares and 500,000 common share purchase warrants pursuant to this private placement.

Note 7	Related Party Transactions – Notes 3 and 4

By a management agreement dated January 1, 2007, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the nine months ended October 31, 2007, the Company incurred management fees charged by a significant shareholder and a director of the Company totaling $71,300 (2006 - $22,465).

Nitro Petroleum Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
October 31, 2007 and 2006
(Staged in US Dollars)
(Unaudited)– Page 5

Note 7	Related Party Transactions – Notes 3 and 4 – (cont’d)

Included in accounts payable at October 31, 2007 is $16,000 (January 31, 2007: $Nil) due to a director of the Company for management services.

Due to related party is owing to the former President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company is an exploration stage company engaged in the acquisition and exploration of gas and oil properties. The Company is attempting to acquire interests in the properties and working interests in the production owned by established oil and gas production companies, whether public or private, in the United States oil producing areas. The Company will ensure that the production in which it invests is operated to internationally accepted standards.

The Company intends to continue to acquire high quality oil and gas properties. The Company sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

Nitro is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue this year and throughout 2008. The Company may also use various debt instruments as well as public offerings to raise needed capital.

Financial Condition and Results of Operations

For the three and nine-month periods ended October 31, 2007, the Company had a loss of $3,596 and revenue of $91,904, respectively, from production of oil and gas from the Barnett Shale properties, as compared to $17,369 and $21,688 in revenue for the three and nine-month periods ended October 31, 2006.

For the three and nine-month periods ended October 31, 2007, the Company had net losses of approximately $194,821 and $488,426, as compared to net losses of $50,871 and $293,660 for the three and nine-month periods ended October 31, 2006. This represents an increase of approximately 283% for the three-month period and 66% for the nine-month period. The increase is due to the interest charges and management fees incurred by the Company.

The interest charges incurred for the three and nine-month periods ended October 31, 2007 were $112,648 and $334,269, respectively, as compared to the interest of $22,375 and $64,497 incurred for the three and nine-month periods ended October 31, 2006.

There was an increase for the three months and a decrease for the nine months in general and administrative expenses, which totaled $78,577 for three-month period ended October 31, 2007 and $246,061 for the nine months ended October 31, 2007, compared to $45,865 and $254,461 for the three and nine months ended October 31, 2006. This decrease in general and administrative expenses was the result of decrease of audit, legal and travel expenses of the Company.

General and administrative expenses consist of expenses related to general corporate functions including marketing expenses, professional and consultant service expenses, development costs and travel.

Liquidity and Capital Resources

The Company had cash of $366,410 as of October 31, 2007, compared to cash of $65,642 as of January 31, 2007. The Company had a working capital deficiency of $2,065,946 as of October 31, 2007, compared to a working capital deficiency of $2,172,210 as of January 31, 2007.

Current funds available to the Company are inadequate for it to be fully competitive in the areas in which it intends to operate. The Company will need to raise additional funds in order to fully implement its business plan and is currently in the process of raising such funds. However, there can be no assurance that the Company will be successful in raising such additional funds.

Regardless of whether the Company's cash assets prove to be adequate or not to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

The Company's continued operations will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. While the Company has been successful in raising funds to date, there is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of October 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5. Other Information

In January 2006, for a consideration of $300,000, the Company acquired 50% working interest in 18,018 acres in the leasehold located in Montague County, Texas known as Dyemound Prospect (the “Prospect Lease”). The other 50% working interest was acquired by ReoStar Energy Corporation (“REOS”). The Prospect Lease is subject to 20% royalty and 2 year drilling commitment. In August 2007 REOS approached the Company with an offer to acquire the Company’s interest in the Prospect Lease. The Company accepted and in September 27, 2007 entered into agreement to sell its 50% interest in the Prospect Lease to REOS for the total of $325,000. The transaction was closed in October 2007.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Location
Item 3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation	Incorporated by reference from the Registration Statement on Form SB-2 filed April 21, 2004, SEC File No. 333-114660

3.2	Bylaws, as amended	Incorporated by reference from the Registration Statement on Form SB-2 filed April 21, 2004, SEC File No. 333-114660
3.3	Articles of Amendment to the Articles of Incorporation of Ingenium Capital Corp. (Name changed therein to Nitro Petroleum Incorporated)	Incorporated by reference from the Form 10-KSB filed May 15, 2006, SEC File No. 000-50932
Item 10	Material Contracts
10.20	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note.	This filing
10.21	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation	This filing
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing.
Item 32	Section 1350 Certifications
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:	/s/ Larry Wise
Larry Wise, CEO, CFO and President

Date:December 14, 2007