Form 10KSB
period 2008-01-31
NITRO PETROLEUM INC.
filed 2008-05-15
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended: January 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission File Number: 000-50932

NITRO PETROLEUM INCORPORATED

(Name of small business issuer in its charter)

Nevada	98-0488493
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7250 N.W. Expressway, #260 Oklahoma City, Oklahoma	73132
(Address of Principal Executive Offices)	(Zip Code)

(405) 728-3800
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐  No ☒

Issuer’s revenues for the fiscal year ended January 31, 2008:  $127,844

On May 8, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $10,467,671, at a price of $0.21 per share.

Shares of common stock outstanding as of May 8, 2008:  49,846,054

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

This report, including information included in, or incorporated by reference from future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contain in this report. All statements, other than statements of historical fact, included or incorporated by reference in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, oil and natural gas realized prices, timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, competition and government regulations, marketing of oil and natural gas, property acquisitions, costs of developing our properties and conducting other operations, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Unless the context otherwise requires, all references in this report to “Nitro,” “our,” “us,” and “we” refer to Nitro Petroleum Incorporated and its subsidiaries, as a combined entity.

Overview

Nitro Petroleum Incorporated is in the acquisition and exploration of gas and oil properties. We were originally incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada. We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006. Our principal offices are located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our telephone number is (405) 728-3800.

On February 6, 2006, we effected a four-for-one forward stock split whereby each share of our issued and outstanding common stock was converted into four shares of common stock. As a result of this stock split our total authorized shares of common stock increased from 100,000,000 to 400,000,000.

On December 29, 2006, we effected a five-for-one forward stock split whereby each share of our issued and outstanding common stock was converted into five shares of common stock. As a result of this stock split, our total authorized shares of common stock increased from 400,000,000 to 2,000,000,000.

On March 17, 2008, our majority stockholder surrendered 100,000,000 shares of our common stock to us and instructed us to cancel those shares. We subsequently cancelled those 100,000,000 shares per the request of the surrendering stockholder. We paid no consideration for the cancelled shares.

Business

Our business strategy is to acquire interest in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas. We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily “proven producing and proven undeveloped reserves.” We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and natural gas companies, many of whom have financial and other resources substantially in excess of those available to us. These competitors may be better positioned to take advantage of industry opportunities and to withstand changes affecting the industry, such as fluctuations in oil and natural gas prices and production, the availability of alternative energy sources and the application of government regulation.

Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets will depend upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline and marine transport.

Environmental Regulations

Our U.S. assets could be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, craterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

In accordance with customary industry practices, we expect to maintain insurance against some, but not all, of such risks and losses. There can be no assurance that any insurance we obtain would be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

Pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our future financial condition. If we were unable to obtain adequate insurance, we could be forced to participate in all of our activities on a non-operated basis, which would limit our ability to control the risks associated with oil and natural gas operations.

Employees

At May 8, 2008, we had 2 employees including 2 full-time employees. We consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our corporate office is currently located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our office space is provided by our President on a rent-free basis.

Oil and Gas Interests

Participation in Barnett Shale

We entered into an Acreage Participation Agreement effective January 23, 2006, with REO Energy, Ltd. as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the “Gross Area”). We purchased 50% of the REO Energy’s leasehold interest in the Gross Area (the “Assigned Acreage”) for $300,000. We are also entitled (i) to receive a 1% overriding royalty on the entire Gross Area, (ii) to participate in up to a 25% working interest in wells drilled in the Gross Area, and (iii) to receive an acreage fee of $500 per acre from all wells drilled on the Assigned Acreage.

Additionally, we acquired a 10% working interest in four wells (Inglish 4, Inglish 5, Inglish D1 and Inglish D2) and a 5% working interest in two wells (Craig Muncaster 6 and Craig Muncaster 7) drilled by REO Energy Ltd. on Barnett Shale formation leases. We subsequently transferred 50% of our working interests in these wells to Quantum Energy, Inc.; however, we later terminated our agreement with Quantum Energy and currently hold our original working interests in these wells.

The funds advanced under this contract, USD$750,000, were applied towards the acquisition of a 10% working interest in four wells ( Inglish 4, Inglish 5, Inglish D1 and Inglish D2) and a 5% working interest in two wells (Craig Muncaster 6 and Craig Muncaster 7) drilled by REO Energy Ltd. on Barnett Shale formation leases. All of these wells are currently completed and producing.

Oklahoma Property

On December 18, 2006, we acquired three producing leases in Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 500,000 shares of our common stock and warrants to purchase 500,000 of our common stock to Bridge Capital Inc., a private offshore corporation.

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

Farley Lease is also located in Nowata County, Oklahoma. It is an 80 acres lease. We own 100% of the interest on these leases, which represents 78 % revenue interest. There are three wells on this lease, all of which are producing. The aggregate production is three barrels per day. There is no gas being produced by these wells. There no future drilling plans or commitments at this time.

Supplemental Oil and Gas Information

Additional information regarding our reserves and the costs and results of operations related to our oil and gas producing activities is set forth in Note 8 of the notes to our financial statements included in this Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board and is quoted under the symbol “NTRO.OB.” The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board for the periods indicated (as adjusted for stock splits):

High	Low

Fiscal Year ended January 31, 2008:

Quarter ending January 31, 2008.	0.32	0.16
Quarter ending October 31, 2007.	0.35	0.20
Quarter ended July 31, 2007.	0.66	0.25
Quarter ended April 30, 2007	0.73	0.47

Fiscal Year Ended January 31, 2007:

Quarter ending January 31, 2007.	0.60	0.35
Quarter ending October 31, 2006.	0.53	0.36
Quarter ended July 31, 2006.	0.69	0.40
Quarter ended April 30, 2006	0.85	0.51

Holders of the Common Stock

At the date of this report, we had 65 stockholders of record.

Dividends

Our dividend policy for holders of common stock is to retain earnings to support the expansion of operations through organic growth or by strategic acquisitions. We have not previously paid any cash dividends, and we do not intend to pay cash dividends in the near future. Any future cash dividends will depend on our future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

Recent Issuances of Unregistered Securities

Effective February 1, 2008, we issued a total of 1,298,466 shares of our common stock to certain leasehold owners in connection with our acquisition of a 25% working interest in certain oil and gas leases in the State of Oklahoma. The shares were issued in a transaction not involving a public offering that was exempt from the registration requirements of the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We intend to continue to acquire high quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States. We see significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. We will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. We will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that we will require funding over the next twelve months to continue our operation. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2008. We may also use various debt instruments as well as public offerings to raise needed capital during 2008.

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide us with income. Established oil companies continue to strive to reduce costs and debt. This provides us with significant market opportunities to possibly position ourself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. We believe that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

We may also finance acquisition of “proven producing reserves” with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. We may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater that the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available the stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund our operations.

Our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

We intend to drill 6 new wells on the Quinlan leases in 2008. We expect the funding for these wells to be provided by private investors. We will earn carried working interests in each well and we will be the operator in each well. In addition, we intend to perform remedial work to recomplete 4 wells to bring into production on other Oklahoma leases. We expect the funding for these recompletions to be provided by private investors who will earn interests in these wells.

We intend to arrange a public financing in the third or fourth quarter to raise between $3 and $5 million dollars. The funds will be used to acquire additional oil and gas leases and to carry out exploration and development work on these leases. This notice of our current intentions to raise capital through public financing is not an offering of securities for sale.

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2008, we had revenue of $127,369 from production of oil and gas from the Oklahoma properties, as compared to $89,716 from the Barnett Shale properties for the fiscal year ended January 31, 2007.

Cost of continued operations for the fiscal year ended January 31, 2008 was $1,722,392, resulting in a net loss for the period of $1,594,548.

Cost of continued operations for the fiscal year ended January 31, 2007 was $1,266,629, resulting in a net loss for the period of $1,173,283.

We expect to continue to receive revenues from the properties on the Oklahoma properties and we expect for these revenues to increase. If successful, planned exploration ventures should increase revenues for the fiscal year ending January 31, 2009.

Liquidity and Capital Resources

We had cash of $242,077 as of January 31, 2008, compared to cash of $65,642 as of January 31, 2007. We had a working capital deficiency of $2,193,919 as of January 31, 2008, compared to working capital deficiency of $2,172,210 as of January 31, 2007.

We will continue to utilize the free labor of our directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to continue our operations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of the common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of January 31, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2008, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2008. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at January 31, 2008 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our Board of Directors is currently composed of four (4) persons. The term of each director is one-year ending at the 2008 Annual Meeting or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he became a director of the Company and his current position with the Company:

Name	Age	Director Since	Position

Larry Wise	54	2007	Director, President, Chief Financial Officer and Treasurer
Sharon Farris	47	2007	Director and Secretary
James Kirby	47	2007	Director
William Thomas	55	2007	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Larry Wise

Larry Wise was appointed as our president, chief financial officer, secretary and treasurer and appointed to the board of directors as of February 21, 2007. Mr. Wise has been involved in the Oil & Gas industry for 30 years. Larry started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 Larry became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980’s. During the 1980’s and 1990’s Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Larry Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

Sharon Farris

Sharon Farris was appointed as our Secretary and to our board of directors on December 15, 2007. Ms. Farris is an Administrative Assistant to the our President and has worked in the oil and gas industry for the past several years. She has worked for Buccaneer Energy Corporation and HoCo, Inc. for the past two and a half years, working with the Oklahoma Corporation Commission, Oklahoma Tax Commission, Petroleum Engineers, Geologist, Landowners, and Attorneys, Crude Purchasers as well as various oil field workers.

James Kirby

James Kirby was appointed to our board of directors on December 15, 2007. Mr. Kirby has 25 years in the banking industry. He currently serves as Vice President of First National Bank and Trust Co. Shawnee, Oklahoma for ten years. He was employed in the oil field industry during the oil boom of the eighties as a roustabout for Phillips and Sons Roustabout Services.

William Thomas

William Thomas was appointed to our board of directors on April 05, 2007. Mr. Thomas has 30 years of experience in oil and gas exploration and drilling. He has served as executive Vice President of Santa Fe Natural Resources & Durango Pipeline, LLC of Midland, TX, Vice President of Maynard Oil in

Dallas, and President of Safari Exploration, also in Dallas. He has also advised numerous E&P companies in both Texas and Oklahoma, including Patina Oil & Gas (where he was retained directly by the chairman) COSCO Capital, Forest Oil, Cordillera Energy and Blue Star Oil & Gas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file. For the fiscal year ending January 31, 2008, Mr. Wise and Mr. Thomas each filed a late Form 3. Forms 3 for Ms. Farris and Mr. Kirby have yet to be filed and are delinquent as of the date of this report.

Code of Ethics

Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the 2006 Annual Report and is incorporated by reference herein. We will provide to any person, without charge, a copy of our Code of Ethics upon receipt of a written request addressed to Nitro Petroleum Incorporated, Attn: Corporate Secretary, 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132.

Corporate Governance

We do not presently does not have an audit committee of the board of directors due to the early stage of our operations and the fact that we have only recently started to acquire leases and working interests in oil and gas properties. Additionally, our size makes it impractical to implement board committees at this point.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years. Our named executive officers in the fiscal year ended January 31, 2008 include Larry Wise, our principal executive and principal financial officer, and Ted Kozub, our former President and Chief Executive Officer.

Name & Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Larry Wise, President and Chief Financial Officer	2008	52,000	-	52,000
	2007	-	-	-

Ted Kozub, Former President and Chief Executive Officer(1)	2008	3,600	38,500	42,100
	2007	30,303	-	30,303

(1)  Mr. Kozub resigned as our President and Chief Executive Officer on February 28, 2007. Following his resignation, we paid Mr. Kozub $3,500 per month pursuant to a consulting agreement between us and Mr. Kozub.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 30, 2008, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. As of April 30, 2008, none of our directors or named executive officers owned any shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

We entered into a consulting agreement with Mr. Kozub on February 28, 2007. Under this agreement, we pay Mr. Kozub a consulting fee of $3,500 per month in consideration for Mr. Kozub’s agreement to provide services to carry out certain administration services. Mr. Kozub also is to be reimbursed for any expenses directly attributable to performing his obligations pursuant to the agreement. The consulting agreement is for a term of one year and is terminable by either party upon 2 months notice to the other.

Director Independence

The Board of Directors has determined that William Thomas and James Kirby are independent directors under the definition found in NASD Rule 4200(a)(15).

ITEM 13. EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.2	Bylaws (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

10.1	Promissory Notes (filed as exhibit to our Form 10-QSB filed on August 14, 2006 and incorporated by reference herein)

10.2

Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006 (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.3

Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd. (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.4

Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.5	Settlement Agreement and Mutual Release dated January 31, 2007 (filed as exhibit to our Form 8-K filed on March 1, 2007)

10.6

Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and
Quantum Energy Inc. including a promissory note (filed as exhibit to our Form 10-QSB filed on December 14, 2007 and incorporated by reference herein)

10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation (filed as exhibit to our Form 10-QSB filed on December 14, 2007 and incorporated by reference herein)

14	Code of Ethics (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth information regarding the amount billed to us by our independent auditor, Amisano Hanson, for the fiscal years ended January 31, 2008 and 2007:

Years Ended January 31
	2008	2007

Audit Fees (1)	$ 50,703	$ 42,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	$ 13,103	-

(1)  Audit Fees are the aggregate fees billed by the independent auditor for the audit of the consolidated annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Effective February 4, 2008, we dismissed Amisano Hanson as our independent auditor. We engaged Killman Murrell & Company PC Certified Public Accountants on that date as our independent auditor effective immediately.

Generally, the board of directors approves in advance audit and non-audit services to be provided by our independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to our President for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that such approvals are reported to the board of directors at its next regularly scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:  /s/ Larry Wise

Larry Wise, President and Chief Financial Officer

Date: May 15, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Larry Wise	Director, President and Chief Financial Officer	May 15, 2008

/s/ Sharon Farris	Secretary and Director	May 15, 2008

/s/ James Kirby	Director	May 15, 2008

/s/ William Thomas	Director	May 15, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation	Incorporated herein by reference

3.2	Bylaws	Incorporated herein by reference

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated	Incorporated herein by reference

10.1	Promissory Notes	Incorporated herein by reference

10.2	Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006	Incorporated herein by reference

10.3	Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd.	Incorporated herein by reference

10.4	Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy Inc. including a promissory note	Incorporated herein by reference

10.5	Settlement Agreement and Mutual Release dated January 31, 2007	Incorporated herein by reference

10.6	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy Inc. including a promissory note	Incorporated herein by reference

10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation	Incorporated herein by reference

14	Code of Ethics	Incorporated herein by reference

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

Nitro Petroleum, Inc.

Audited Financial Statements

And

Report of Independent Registered Public Accounting Firm

Years Ended January 31, 2008 and 2007

PART I – FINANCIAL INFORMATION

NITRO PETROLEUM, INC.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public
Accounting Firms	F-2 - F-3

Balance Sheets as of January 31, 2007 and 2008	F-4

Statements of Operations for the Years Ended
January 31, 2007 and 2008	F-5

Statements of Stockholders’ (Deficit) for the
Years Ended January 31, 2007 and 2008	F-6

Statements of Cash Flows for the Years
Ended January 31, 2007 and 2008	F-7

Notes to Financial Statements	F-8 – F-23

Killman, Murrell & Company P.C.

Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 North ‘A’ Street, Building 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Nitro Petroleum Incorporated

7250 NW Expressway

Suite 260

Oklahoma City, OK 73132

We have audited the accompanying balance sheet for Nitro Petroleum Incorporated as of January 31, 2008 and the related statements of operations, stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated at January 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

Odessa, TX

April 28, 2008

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Nitro Petroleum Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Nitro Petroleum Inc. (A Development Stage Company) as of January 31, 2007 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended January 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Inc. as of January 31, 2007 and the results of its operations and its cash flows for the year ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no established source of revenue and was dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raised substantial doubt that the Company would be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
April 20, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

NITRO PETROLEUM, INC.
BALANCE SHEETS
(Stated in US Dollars)

	January 31,
ASSETS	2008	2007
Current
Cash	$ 242,077	$ 65,642
Accounts receivable	13,001	34,640
Settlement receivable	-	145,502

Total Current Assets	255,078	245,784

Equipment	1,390	1,737
Oil and gas properties - Using full cost accounting	291,632	1,531,591
Other asset	25,000	-

Total Assets	$ 573,100	$ 1,779,112

LIABILITIES

Current Liabilities
Accrued interest	$ 176,675	$ 87,292
Accounts payable	16,542	90,922
Promissory notes payable	2,234,581	2,234,581
Due to related party	21,199	5,199

Total Liabilities	2,448,997	2,417,994

	STOCKHOLDERS’ (DEFICIT)

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
148,540,000 common shares (2007: 148,040,000)	148,540	148,040
Stock subscriptions	-	250,000
Additional paid-in capital	901,193	294,160
Retained (deficit)	(2,925,630)	(1,331,082)

Total Stockholders’ (Deficit)	(1,875,897)	(638,882)

Total Liabilities And Stockholders’ (Deficit)	$ 573,100	$ 1,779,112

NITRO PETROLEUM, INC.
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

	Years Ended January 31,
	2008	2007

Revenues
Oil and gas sales	$ 127,369	$ 89,716
Other	475	3,630

Total Revenues	127,844	93,346
Expenses
Lease operating	94,578	21,532
Production taxes	8,369	-
Depreciation, depletion and amortization	835,938	458,100
Interest expense	446,916	437,292
General and administrative	336,591	349,705

Total Expenses	1,722,392	1,266,629

Loss before provision for income taxes	(1,594,548)	(1,173,283)

Provision for income taxes	-	-

Net Loss	$ (1,594,548)	$ (1,173,283)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	148,540,000	148,040,000

NITRO PETROLEUM, INC.
STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
For the years ended January 21, 2008 and 2007
(Stated in US Dollars)

				Additional
	Common Shares		Stock	Paid-in	Deficit
	Number	Par Value	Subscriptions	Capital	Accumulated	Total

Balance, as of January 31, 2006	148,040,000	$148,040	$-	$(55,840)	$(157,799)	$(65,599)
Stock subscription			250,000			250,000
Donated interest				350,000		350,000
Net loss for the year					(1,173,283)	(1,173,283)
						-
Balance, as of January 31, 2007	148,040,000	148,040	250,000	294,160	(1,331,082)	(638,882)
Share subscriptions	500,000	500	(250,000)	249,500		-
Donated interest	-	-	-	357,533		357,533
Net loss for the year	-	-	-	-	(1,594,548)	(1,594,548)

Balance, as of January 31, 2008	148,540,000	$148,540	$-	$901,193	$(2,925,630)	$(1,875,897)

NITRO PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Years Ended January 31,
	2008	2007

Operating Activities
Net loss for the period	$ (1,594,548)	$ (1,173,283)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	835,938	458,100
Donated interest	357,533	350,000
Change in non-cash working capital balances related to operations	-	-
Accounts receivable	21,639	(34,640)
Other assets	(25,000)	-
Accounts payable and accrued liabilities	15,003	30,892

Cash provided by (used in) operating activities	(389,435)	(368,931)

Investing Activities
Acquisition of oil and gas properties	(70,632)	(1,745,000)
Proceeds from sale of oil and gas properties	620,502	-
Purchase of equipment	-	(1,930)

Cash used in investing activities	549,870	(1,746,930)

Financing Activities
Issuance of promissory notes payable	-	1,897,292
Stock subscriptions	-	250,000
Increase in due to related party	16,000	566

Cash provided by financing activities	16,000	2,147,858

Increase in cash during the year	176,435	31,997

Cash, beginning of the year	65,642	33,645

Cash, end of the year	$ 242,077	$ 5,642

Note 1	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2008 the Company had not yet achieved profitable operations, has accumulated losses of $2,925,630 since its inception, has a working capital deficiency of $2,193,919 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Concentration of Credit Risk

The Company maintains a bank account at First National Bank of Shawnee, Oklahoma. Accounts at an institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Cash at this institution exceeded Federally insured limits. The amount in excess of the FDIC limit totaled $119,908 as of January 31, 2008.

Equipment

Equipment is recorded at cost and consists of office furniture. Amortization is provided using the declining balance method at 20% per annum.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost center) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

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

Mineral Property

Costs of acquiring mineral properties are capitalized by the project area. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an assets retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At January 31, 2008, the Company’s estimate of asset retirement obligation was not material.

Impairment of long-lived Assets

The Company has adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-lived Assets”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. At January 31, 2008 and 2007, the depreciation, depletion and amortization charge included $786,591 and $454,498, respectively, related to the ceiling test limitations.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimate. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Foreign Currency Translation

The Company’s functional currency is the United States dollar as substantially all of the Company’s operations were in the United States. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52, “Foreign Currency Translation”.

Assets and liabilities dominated in a foreign currency were translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period were included in the cumulative effect of foreign currency translation adjustment account in stockholders’ equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. Under the assets and liability method of SFAS 109, the deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets apply to taxable income in the years which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of January 31, 2008, the Company did not have any outstanding stock options or warrants.

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

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of foreign currency translation adjustments.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to customers.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognizing, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that reentered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results operations.

Note 3	Oil and Gas Properties

At January 31, 2008 and 2007 the producing oil and gas properties were as follows:

	2008	2007

Cost
Texas Properties	$-	$1,265,000
Oklahoma Properties	340,632	270,000
	340,632	1,535,000
Less: Accumulated depreciation, depletion and amortization	49,000	3,409
	$291,632	$1,531,591

The following are descriptions of the oil and gas activities in 2008 and 2007:

a)

By an acreage participation agreement effectively dated January 23, 2006, the Company acquired 50% of a leasehold interest in mineral leases known as the Barnett Shale play in Montague County, Texas for $300,000. The Company is entitled to a 1% overriding royalty, $500 per acre bonus with drilling commitments and the right to participate in a 25% working interest in wells drilled.

b)

By a letter agreement dated December 27, 2005, the Company acquired a 5% working interest in the Phillips #2 well, equal to a 3.75% net revenue interest in the Barnett Shale Prospect in Montague County, Texas for $80,000 (40acres burdened by 25% royalty and overriding royalty interests). The Company is also entitled to participate up to a 5% working interest of additional wells on adjoining acreage.

c)

By a letter dated April 25, 2006, the Company has acquired a 5% to 10% working interest equal to a 1.875% to 3.75% net revenue interest in various oil and gas wells (in an area know as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000. This letter has substituted the use of the $750,000 previously paid with respect to a letter agreement dated March 27, 2006, which was terminated on April 27, 2006.

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

d)

Pursuant to an authority for expenditures dated May 7, 2006, the Company advanced $135,000 to acquire a 5% working interest equal to a 3.75% net revenue interest in Inglish #1 Horizontal well in Barnett Shale, Cooke County, Texas.

e)

By an asset purchase and sale agreement dated December 18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000.

Note 4	Promissory Notes Payable

At January 31, 2008 and 2007 the Company had promissory notes outstanding totaling $2,234,581, which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company.

The Company has determined that the 4% interest rate does not reflect a true market value of interest, therefore additional interest expense has been recorded, as follows:

	2008	2007	Total

Interest expense on note payable	$446,916	$437,292	$884,208

Accrued interest at 4%	89,383	87,292	176,675

Donated interest	$357,533	$350,000	$707,533

This excess amount has been recorded by the Company as donated interest, which is included in additional paid in capital.

Note 5	Equipment

	January 31, 2008		January 31, 2007
	Cost	Accumulated Amortization	Net	Net

Office furniture	$ 1,930	$ 540	$ 1,390	$ 1,737

Note 6	Income Taxes

At January 31, 2008, the Company has accumulated net operating loss carry forwards totaling $1,601,000, which may be applied against future years income and expire commencing in 2024.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2008	2007

Future income tax assets
Net tax operating loss carryforward	$ 544,253	$ 333,438
Other	381	130
Oil and gas properties	208,652	-
Less: Valuation allowance	(753,286)	(333,568)
	$ -	$ -

The Company recorded no income tax expense for the years ended January 31, 2008 and 2007, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2008	2007
	Amount	Amount

Income tax benefit computed at the statutory rate of 34%	$ 542,146	$ 398,916
Increase (reduction) in tax benefit
Resulting from:
Permanent items	(122,428)	(119,000)
Valuation allowance	(419,718)	(279,916)

Income tax benefit	$ -	$ -

Note 7	Related Party Transactions

During the year ended January 31, 2008 and 2007, the Company incurred management fees charged by a director of the Company totaling $94,100 and $30,303.

Note 8	Supplemental Oil and Gas Information (Unaudited)

	Full Cost

	2008	2007
Capitalized Costs Relating to Oil and Gas
Producing Activities at January 31, 2008
and 2007
Unproved oil and gas properties	$ -	$ -
Proved oil and gas properties	340,632	1,535,000
Support equipment and facilities	-	-
	340,632	1,535,000
Less accumulated depreciation, depletion,
amortization, and impairment	(49,000)	(3,409)
Net capitalized costs	$ 291,632	$ 1,532,591

Costs Incurred in Oil and Gas Producing
Activities for the Year Ended January 31, 2008
and 2007
Property acquisition costs
Proved	$ -	$ 1,745,000
Unproved	$ -	$ -
Exploration costs	$ -	$ -
Development costs	$ 70,627	$ -
Amortization rate per equivalent barrel of production	$ 261	$ 206

Results of Operations for Oil and Gas Producing
Activities for the Year Ended January 31, 2008
and 2007
Oil and gas sales	$ 127,369	$ 89,716
Gain on sale of oil and gas properties	-	-
Gain on sale of oil and gas leases	-	-
Production costs	102,947	21,532
Exploration costs	-	-
Depreciation, depletion, and amortization	835,938	458,100

	(811,516)	(389,916)
Income tax expense	-	-
Results of operations for oil and gas producing
activities (excluding corporate overhead and
financing costs)	$ (811,516)	$ (389,916)

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2008		2007
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved developed and undeveloped reserves
Beginning of year	210,968	140,863	-	-
Revisions of previous estimates	(3,628)	(49,206)	-	-
Improved recovery
Purchases of minerals in place	-	-	211,886	148,707
Extensions and discoveries	-	-	-	-
Production	(2,343)	(5,230)	(918)	(7,844)
Sales of minerals in place
End of year	204,997	86,427	210,968	140,863
Proved developed reserves
Beginning of year	5,125	54,436	-	-
End of year	75,354	56,909	5,125	54,436
Standardized Measure of Discounted Future
Net Cash Flows at January 31, 2008 and 2007
Future cash inflows		$20,001,333		$14,354,341
Future production costs		3,732,833		3,511,571
Future development costs		1,847,500		1,888,750
Future income tax expenses		4,903,140		3,044,650

Future net cash flows		9,517,860		5,909,370
10% annual discount for estimated
timing of cash flows		(3,360,471)		(2,133,943)
Standardized measures of discounted future
net cash flows relating to proved oil and
gas reserves		$ 6,157,389		$ 3,775,427
The following reconciles the change in the
standardized measure of discounted
Future net cash flow during 2008 and 2007.
Beginning of year		$ 3,775,427		$ -
Sales of oil and gas produced, net of
production costs		(24,422)		(68,184)
Net changes in prices and
production costs		5,450,152		-
Extensions, discoveries, and improved
recovery, less related costs		-		-
Development costs incurred during the year
which were previously estimated		-		-
Net change in estimated future development
costs		41,250		-
Revisions of previous quantity estimates		-		-
Net change from purchases and sales of
minerals in place		-		3,843,611
Change of discount		(1,226,528)		-
Net change in income taxes		(1,858,490)		-
Other		-		-
End of year		$ 6,157,389		$ 3,775,427