Form 10QSB
period 2008-04-30
NITRO PETROLEUM INC.
filed 2008-06-20
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

COMMISSION FILE NUMBER 000-50932

NITRO PETROLEUM INCORPORATED
(Name of small business issuer in its charter)

NEVADA	98-0488493
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7250 Northwest Expressway, Suite 260
Oklahoma City, OK	73132
(Address of principal executive offices)	(Zip Code)

405-728-3800
Issuer’s telephone number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 148,540,000 shares of Common Stock as of June 18, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
Unaudited
(Stated in US Dollars)
	April 30,	January 31,
ASSETS	2008	2008

Current
Cash	$ 707,085	$ 242,077
Accounts receivable	26,794	13,001

Total Current Assets	733,879	255,078

Equipment	1,320	1,390
Oil and gas properties - Using full cost accounting	838,739	291,632
Other asset	25,000	25,000

Total Assets	$ 1,598,938	$ 573,100

LIABILITIES

Current Liabilities
Accrued interest	$ 198,470	$ 176,675
Accounts payable	34,346	16,542
Escrowed drilling funds	619,124	-
Promissory notes payable	2,234,581	2,234,581
Due to related party	21,199	21,199

Total Liabilities	3,107,720	2,448,997

	STOCKHOLDERS’ (DEFICIT)

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
49,846,054 common shares (2008: 48,540,000)	49,846	48,540
Additional paid-in capital	1,609,191	1,001,193
Retained (deficit)	(3,167,819)	(2,925,630)

Total Stockholders’ (Deficit)	(1,508,782)	(1,875,897)

Total Liabilities And Stockholders’ (Deficit)	$ 1,598,938	$ 573,100

NITRO PETROLEUM, INC.
STATEMENTS OF OPERATIONS
Unaudited
(Stated in US Dollars)

	Three Months Ended
	April 30
	2008	2007

Revenues
Oil and gas sales	$ 83,808	$ 58,357
Other	385	-

Total Revenues	84,193	58,357
Expenses
Lease operating	100,914	-
Production taxes	6,117	-
Depreciation, depletion and amortization	12,319	3,005
Interest expense	108,676	108,974
General and administrative	98,356	62,910

Total Expenses	326,382	174,889

Loss before provision for income taxes	(242,189)	(116,532)

Provision for income taxes	-	-

Net Loss	$ (242,189)	$ (116,532)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic and diluted	49,846,054	48,540,000

NITRO PETROLEUM, INC.
STATEMENT OF STOCKHOLDERS’ (DEFICIT)
Three months ended April 30, 2008
Unaudited
(Stated in US Dollars)

			Additional
	Common Shares		Paid-in	Deficit
	Number	Par Value	Capital	Accumulated	Total

Balance, as of January 31, 2008	148,540,000	$ 148,540	$ 901,193	$ (2,925,630)	$ (1,875,897)
Return of Company stock	(100,000,000)	(100,000)	100,000		-

Restated Balance as of January 31, 2008	48,540,000	48,540	1,001,193	(2,925,630)	(1,875,897)
Donated interest			86,882		86,882
Common stock issued for oil and
gas properties	1,306,054	1,306	521,116		522,422
Net loss				(242,189)	(242,189)

Balance, as of April 30, 2008	49,846,054	$ 49,846	$ 1,609,191	$ (3,167,819)	$ (1,508,782)

NITRO PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
Unaudited
(Stated in US Dollars)
	Three Months Ended
	April 30,
	2008	2007

Operating Activities
Net loss for the period	$ (242,189)	$ (116,532)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	12,319	3,005
Donated interest	86,882	87,179
Change in non-cash working capital balances related to operations
Accounts receivable	(13,792)	(11,602)
Accounts payable and accrued liabilities	658,723	2,016

Cash provided by (used in) operating activities	501,943	(35,934)

Investing Activities
Acquisition of oil and gas properties	(36,935)	-
Proceeds from sale of oil and gas properties	-	(2,500)

Cash used in investing activities	(36,935)	(2,500)

Financing Activities
Issuance of promissory notes payable	-	21,795

Cash provided by financing activities	-	21,795

Increase in cash during the year	465,008	(16,639)

Cash, beginning of the year	242,077	65,642

Cash, end of the year	$ 707,085	$ 49,003

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum, Inc. have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2008 and our income and cash flows for the three months ended April 30, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2008 Annual Report on Form 10-KSB.

Note 2	Nature and Continuance of Operations

Nitro Petroleum, Inc. (the “Company”), is a natural gas and crude oil company with its principal focus on exploration, development and production. The recoverability of amounts shown for oil and gas properties are dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the properties, the ability of the Company to obtain necessary finances to complete the development and upon future profitable production or proceeds from the disposition thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $3,167,819 since its inception, has a working capital deficiency of $2,373,841 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Nature and Continuance of Operations – (cont’d)

The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Inc.

Note 3	Oil and Gas Properties

a)

By an asset purchase and sale agreement dated December 18, 2006, the Company acquired a 100% ownership interest, equal to a 78% net revenue interest in three oil and gas properties located in Nowata County, Oklahoma in consideration for $250,000. The Company also paid $22,500 for property related expenses.

b)	Effective July 1 2007, the Company acquired a 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease located in Garvin County, Oklahoma.

c)

On February 1, 2008, the Company purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 1,306,054 shares in exchange for a 25% gross working interest in producing wells and in undeveloped proved properties. The shares exchanged have restrictions to sell such shares, varying from six months to one year. Management has assigned a value of said properties at 40 cents per share for a total purchase price of $522,422.

Note 4	Promissory Notes Payable

As of April 30, 2008 the Company had promissory notes outstanding totalling $2,234,581 (January 31, 2008 - $2,234,581) which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $108,676 (January 31, 2008 - $446,916), which is in excess of the stated interest actually charged by $86,882 (January 31, 2008 - $357,533). This excess amount has been recorded by the Company as donated interest, which is included in additional paid-in capital.

Note 5	Equipment

				January 31,
	April 30, 2008			2008
		Accumulated
	Cost	Depreciation	Net	Net

Office furniture	$ 1,930	$ 610	$ 1,320	$ 1,390

Note 6	Capital Stock

On March 17, 2008, Ted Kozub, the majority stockholder of the Company transferred 100,000,000 shares (the “Shares”) of the Company’s common stock to Paradise International Investments Corp. (“Paradise”). Mr. Kozub transferred the Shares to Paradise in repayment of a loan in the principal amount of $467,180 (the “Loan”) made by Paradise to Mr. Kozub on December 8, 2005 to finance Mr. Kozub’s acquisition of the Shares. The Shares were not pledged as collateral to secure the Loan. The full principal balance of the Loan remained outstanding and Paradise agreed to accept the transfer of the shares in full satisfaction of the Loan.

Paradise owned no shares of the Company’s common stock prior to the transfer. The 100,000,000 Shares it owned following the transfer represented approximately 67% of the 148,540,000 total outstanding common stock of the Company. On March 17, 2008, following the transfer of the Shares, Paradise sent the Company a letter pursuant to which it surrendered ownership of the Shares. The letter authorized and instructed the Company to cancel the Certificate and to take the necessary steps to have the shares returned to the Company. No consideration was paid to Paradise for surrendering the Shares. The January 31, 2008 balances were restated to reflect the cancellation of common shares and the net loss per share has also been restated at April 30, 2007.

As discussed in Note 3, the Company exchanged 1,306,054 shares of common stock to various working interest owners for a 25% gross working interest ownership in 7 producing wells in Oklahoma. Management has valued this acquisition at 40 cent per share for a total purchase price of $522,422.

Note 7	Related Party Transactions

By a management agreement dated January 1, 2008, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the three months ended April 30, 2008, the Company incurred management fees charged by a director of the Company totalling $16,000 (2007: $9,700).

Included in accounts payable at April 30, 2008 is $16,000 (January 31, 2008: $16,000) due to a former director of the Company for management services.

Due to related party is owing to the former President of the Company for advances to the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our annual report on Form 10-K for the year ended January 31, 2008 (the “2007 Form 10-K”). The following discussion contains forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three month periods ended April 30, 2008 and April 30, 2007 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

The Company intends to continue to acquire high quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States. The Company sees significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production. The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators. The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity. There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

The Company is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2008. The Company may also use various debt instruments as well as public offerings to raise needed capital during 2008.

As oil and gas properties become available and appear attractive to the Company’s management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for the Company to possibly position itself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. The Company’s management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

The Company may also finance acquisition of “proven producing reserves” with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. The Company may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater that the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available the stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund the Company.

The operating expenses will increase as the Company undertakes its plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

The Company acquired a 25% working interest in several leases owned by HOCO Oil, Inc., a private corporation, Buccaneer Energy Corporation, located in Texas and other various owners. The leases are located in Oklahoma and include 7 producing wells. The Company issued 1,306,054 shares of common stock for these interests. The Company will be the operator of these wells. Net cash flow from production will enable the Company to join in the future development of these leases and to pursue other oil and gas opportunities.

The company has drilled the first well and intends to drill 5 more new wells on the Quinlan leases in 2008. The funding for these wells will be provided by private investors. The Company will earn carried working interests in each well and The Company will be the operator. In addition, the Company will do remedial work to recomplete 4 wells to bring into production on other Oklahoma leases. Funding will be provided by private investors who will earn interests in these wells.

The Company is carrying out remedial reworks on the Crown #1 and #3 located in Pottawatomie County, Oklahoma in a joint venture with Toro Ventures, Inc. The Company will earn varying working interests in the existing well bores and future offset wells to be drilled and will be the operator of this project. Cash flow from this partnership will enable the Company to pursue additional oil and gas projects.

The Company intends to arrange a public financing in the third or fourth quarter to raise 3 to 5 million dollars. The funds will be used to acquire additional oil and gas leases and to carry out exploration and development work on these leases.

Financial Condition and Results of Operations

For the three months ended April 30, 2008, the Company had revenue of $83,808 from production of oil and gas, as compared to $58,357 for the three months ended April 30, 2007.

Cost of continued operations for the three months ended April 30, 2008 was $326,382, resulting in a net loss for the period of $242,189.

Cost of continued operations for the three months ended April 30, 2008 was $174,889, resulting in a net loss for the period of $116,532.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2009.

Liquidity and Capital Resources

The Company had cash of $707,085 as of April 30, 2008, compared to cash of $242,077 as of January 31, 2008. The Company had a working capital deficiency of $2,373,841 as of April 30, 2008, compared to working capital deficiency of $2,193,919 as of January 31, 2008.

The Company will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain the Company.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

Future Financings

The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of April 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:	/s/ Larry Wise
Larry Wise, President and Chief Financial Officer

Date: June 20, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically