Form 10-Q
period 2008-07-31
NITRO PETROLEUM INC.
filed 2008-09-19
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50932

Nitro Petroleum Incorporated

(Exact name of registrant as specified in its charter)

Nevada	98-0488493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7250 NW Expressway Suite 260

OKLAHOMA CITY, OK, 73132

(Address of principal executive offices)

(405) 728-3800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

      Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

At September 18, 2008, 48,540,000 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

(Stated in US Dollars)
	July 31,	January 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 47,689	$ 242,077
Accounts receivable	12,908	13,001
Total Current Assets	60,597	255,078

Property and equipment	31,505	1,390
Oil and gas properties - Using full cost accounting	826,489	291,632
Other asset	25,000	25,000
Total Assets	$ 943,591	$ 573,100

LIABILITIES
Current Liabilities
Accrued interest	$ 221,000	$ 176,675
Accounts payable	106,642	16,542
Escrowed drilling funds	41,434	-
Promissory notes payable	2,234,581	2,234,581
Due to related party	16,000	21,199
Total Liabilities	2,619,657	2,448,997

STOCKHOLDERS' (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
50,496,054 common shares (2008: 48,540,000)	50,496	48,540
Additional paid-in capital	1,815,956	1,001,193
Retained (deficit)	(3,542,518)	(2,925,630)
Total Stockholders' (Deficit)	(1,676,066)	(1,875,897)

Total Liabilities And Stockholders' (Deficit)	$ 943,591	$ 573,100

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
Unaudited
(Stated in US Dollars)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Revenues
Oil and gas sales	$ 125,408	$ 57,121	$ 209,215	$ 133,906
Other	1,818	-	2,203	-

Total Revenues	127,226	57,121	211,418	133,906
Expenses
Lease operating	116,733	13,709	217,647	32,137
Production taxes	8,613	-	14,730	-
Depreciation, depletion and amortization	12,320	3,351	24,639	6,269
Interest expense	112,945	112,647	221,621	221,621
General and administrative	251,313	104,487	349,669	167,484

Total Expenses	501,924	234,194	828,306	427,511

Loss before provision for income taxes	(374,698)	(177,073)	(616,888)	(293,605)

Provision for income taxes	-	-	-	-

Net Loss	$ (374,698)	$ (177,073)	$ (616,888)	$ (293,605)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding-basic and diluted	50,008,554	48,540,000	49,752,332	48,540,000

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS' (DEFICIT)
Six months ended July 31, 2008
Unaudited
(Stated in US Dollars)

			Additional
	Common Shares		Paid-in	Deficit
	Number	Par Value	Capital	Accumulated	Total

Balance, as of January 31, 2008	148,540,000	$ 148,540	$ 901,193	$ (2,925,630)	$ (1,875,897)
Return of Company stock	(100,000,000)	(100,000)	100,000		-

Restated Balance as of January 31, 2008	48,540,000	48,540	1,001,193	(2,925,630)	(1,875,897)
Donated interest			177,297		177,297
Common stock issued for oil and
gas properties	1,306,054	1,306	521,116		522,422
Stock incentive plan	650,000	650	116,350		117,000
Net loss				(616,888)	(616,888)

Balance, as of July 31, 2008	50,496,054	$ 50,496	$ 1,815,956	$ (3,542,518)	$ (1,676,066)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Unaudited
(Stated in US Dollars)
	Six Months Ended
	July 31,
	2008	2007

Operating Activities
Net loss for the period	$ (616,888)	$ (293,605)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	24,639	6,443
Donated interest	177,297	177,297
Share based compensation	117,000	-
Change in non-cash working capital balances related to operations
Accounts receivable	93	(50,014)
Accounts payable and accrued liabilities	170,660	152,489

Cash provided by (used in) operating activities	(127,199)	(7,390)

Investing Activities
Acquisition of oil and gas properties	(36,935)	(124,486)
Acquisition of property and equipment	(30,254)	-
Proceeds from sale of oil and gas properties	-	150,000

Cash used in investing activities	(67,189)	25,514

Increase (decrease) in cash during the year	(194,388)	18,124

Cash, beginning of the year	242,077	65,642

Cash, end of the year	$ 47,689	$ 83,766

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

Non-cash investing and financing activities
Acquisition of oil and gas properties	$ (522,422)	$ -
Issuance of common stock	1,306	-
Additional paid-in capital	521,116	-
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum, Inc. have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2008 and our income and cash flows for the six months ended July 31, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2007 Annual Report on Form 10-KSB.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $3,542,518 since its inception, has a working capital deficiency of $2,559,060 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 2      Nature and Continuance of Operations – (cont’d)

be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The Company was incorporated in the State of Nevada on October 27, 2003. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum, Inc.

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

As of July 31, 2008 the Company had promissory notes outstanding totalling $2,234,581 (January 31, 2008 - $2,234,581) which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company. The Company has determined that the fair value of interest would be $221,621 (January 31, 2008 - $446,916), which is in excess of the stated interest actually charged by $177,297 (January 31, 2008 - $357,533). This excess amount has been recorded by the Company as donated interest, which is included in additional paid-in capital.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5      Property and Equipment

				January 31,
	July 31, 2008			2008
		Accumulated
	Cost	Depreciation	Net	Net

Office furniture	$ 1,930	$ 679	$ 1,251	$ 1,390

The Company has acquired property in Shawnee, Oklahoma in anticipation of building offices and a warehouse/yard facility.

Note 6	Capital Stock

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

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 7      Stock Incentive Plan

The Board of Directors adopted the Nitro Petroleum Incorporated 2008 Stock Incentive Plan (the “Plan”) on July 10, 2008. The Plan will be administered by the Board of Directors, or a committee of the Board of Directors and all officers, employees, directors and individual consultants of the Corporation will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after July 10, 2018, but the Plan will continue thereafter while previous grants remain subject to the Plan.

The aggregate number of shares of common stock available under the Plan is 2,500,000 shares. The Plan authorizes the Board of Directors to grant restricted stock award and stock options. The Board of Directors may not grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended under the Plan until such time that the Plan is approved by the Corporation’s stockholders. Until such time, the Board may only grant nonstatutory stock options (any stock option that is not an incentive stock option), and restricted stock under the Plan. All grants under the Plan will be made in the discretion of the Board of Directors.

On July 10, 2008, the Corporation granted shares of restricted stock to the following officers and directors and in the amounts and subject to the vesting schedule set forth below:

Restricted
Plan Participant	Shares Granted	Vesting Schedule

Larry Wise	1,500,000	1/3 vested on grant date

1/3 vesting on first anniversary of grant date

1/3 vesting on second anniversary of grant date

Sharon Farris	150,000	1/3 vested on grant date

1/3 vesting on first anniversary of grant date

1/3 vesting on second anniversary of grant date

James Kirby	50,000	1/3 vested on grant date

1/3 vesting on first anniversary of grant date

1/3 vesting on second anniversary of grant date

William Thomas	50,000	1/3 vested on grant date

1/3 vesting on first anniversary of grant date

1/3 vesting on second anniversary of grant date

Gunther Weisbrich	50,000	1/3 vested on grant date

1/3 vesting on first anniversary of grant date

1/3 vesting on second anniversary of grant date

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 7	Stock Incentive Plan – (cont’d)

The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted. A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities. Other factors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted. Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.

Due to the first third of shares vesting immediately, $117,000 has been recorded as stock-based compensation. The Company will continue to record a stock-based compensation expense for each quarter until June 30, 2011.

Note 8	Related Party Transactions

By a management agreement dated January 1, 2008, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the six months ended July 31, 2008, the Company incurred management fees charged by a director of the Company totalling $28,000 (2007: $9,700).

Included in accounts payable at July 31, 2008 is $16,000 (January 31, 2008: $16,000) due to a former director of the Company for management services.

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

Unless the context otherwise requires, all preferences to “Nitro,” “our,” “us,” “we” and the “Company” refer to Nitro Petroleum Incorporated.

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our annual report on Form 10-KSB for the year ended January 31, 2008 (the “2007 Form 10-KSB”). The following discussion contains forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Form 10-K,SB all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the six month periods ended July 31, 2008 and July 31, 2007 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Overview

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. We anticipate that funding for the next twelve months will be required to maintain the Company. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2008. We may also use various debt instruments as well as public offerings to raise needed capital during 2008.

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for us. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position the Company with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

The operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

We acquired a 25% working interest in several leases owned by HOCO Oil, Inc., a private corporation, Buccaneer Energy Corporation, located in Texas and other various owners. The leases are located in Oklahoma and include 7 producing wells. We issued 1,306,054 shares of common stock for these interests. We are the operator of these wells. Net cash flow from production will enable us to join in the future development of these leases and to pursue other oil and gas opportunities.

We have drilled the Quinlan #4 well and plans on converting it to a salt water disposal well. This will allow us to dispose of more water in hopes of increasing the Quinlan #3 well oil production by co-mingling the Simpson Dolomite and the Hunton Lime. Also, we will be converting the Quinlan #2 salt water disposal well into a producing well. We will be installing three gas compressors on the Teresa, Mason Burns and Ward wells to capitalize on high gas prices through the winter months.

We intend to arrange a public financing in the third or fourth quarter to raise 3 to 5 million dollars. The funds will be used to acquire additional oil and gas leases and to carry out exploration and development work on these leases.

Financial Condition and Results of Operations

For the six months ended July 31, 2008, we had revenue of $209,215 from production of oil and gas, as compared to $133,906 for the six months ended July 31, 2007.

Cost of continued operations for the three months ended July 31, 2008 was $828,306, resulting in a net loss for the period of $616,888.

Cost of continued operations for the three months ended July 31, 2007 was $427,511, resulting in a net loss for the period of $293,605.

We expect to continue to receive revenues from the properties on the Oklahoma properties and we expect for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2009.

Liquidity and Capital Resources

We had cash of $47,689 as of July 31, 2008, compared to cash of $242,077 as of January 31, 2008. We had a working capital deficiency of $2,559,060 as of July 31, 2008, compared to working capital deficiency of $2,193,919 as of January 31, 2008.

We will continue to utilize the free labor of its directors and stockholder until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain our operations.

Going Concern

We have not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and exploration activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of July 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1.A. Risk Factors

Not applicable.

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

Date: September 19, 2008

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically