Form 10-Q
period 2008-10-31
NITRO PETROLEUM INC.
filed 2008-12-19
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-118138

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

Yes ☐    No ☒

At December 19, 2008, 98,265,540 shares of the Registrant’s Common Stock were outstanding.

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(Stated in US Dollars)
	October 31,	January 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$ 37,724	$ 242,077
Accounts receivable	407,996	13,001
Total Current Assets	445,720	255,078

Property and equipment	56,754	1,390
Oil and gas properties - Using full cost accounting	814,239	291,632
Other asset	26,152	25,000
Total Assets	$ 1,342,865	$ 573,100

LIABILITIES
Current Liabilities
Accrued interest	$ -	$ 176,675
Accounts payable	207,520	16,542
Escrowed drilling funds	376,141	-
Promissory notes payable	-	2,234,581
Due to related party	16,000	21,199
Short-term note payable	24,804	-
Total Liabilities	624,465	2,448,997

	STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
100,049,158 common shares (2008: 48,540,000)	100,049	48,540
Additional paid-in capital	4,363,676	1,001,193
Retained (deficit)	(3,745,325)	(2,925,630)
Total Stockholders' Equity (Deficit)	718,400	(1,875,897)

Total Liabilities And Stockholders' Equity (Deficit)	$ 1,342,865	$ 573,100

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS Unaudited (Stated in US Dollars)
	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007

Revenues
Oil and gas sales	$ 84,695	$ 32,676	$ 293,911	$ 166,582
Other	148	-	2,351	-

Total Revenues	84,843	32,676	296,262	166,582
Expenses
Lease operating	44,340	31,330	261,986	63,467
Production taxes	5,329	-	20,060	-
Depreciation, depletion and amortization	12,319	4,942	36,958	11,211
Interest expense	114,692	112,648	336,314	334,269
General and administrative	110,970	78,577	460,639	246,061

Total Expenses	287,650	227,497	1,115,957	655,008

Loss before provision for income taxes	(202,807)	(194,821)	(819,695)	(488,426)

Provision for income taxes	-	-	-	-

Net Loss	$ (202,807)	$ (194,821)	$ (819,695)	$ (488,426)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.01)

Weighted average number of shares
outstanding-basicanddiluted	62,884,330	48,540,000	54,930,759	48,540,000

The accompanying notes are an integral part of these financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) Nine months ended October 31, 2008 Unaudited (Stated in US Dollars)

			Additional
	Common Shares		Paid-in	Deficit
	Number	Par Value	Capital	Accumulated	Total

Balance, as of January 31, 2008	148,540,000	$148,540	$901,193	$(2,925,630)	$(1,875,897)
Return of Company stock	(100,000,000)	(100,000)	100,000	-	-

Restated Balance as of January 31, 2008	48,540,000	48,540	1,001,193	(2,925,630)	(1,875,897)
Donated interest	-	-	267,415	-	267,415
Common stock issued for oil and
gas properties	1,306,054	1,306	521,116	-	522,422
Stock incentive plan	600,001	600	143,400	-	144,000
Common stock issued for settlement of
notes payable and accrued interest	49,603,103	49,603	2,430,552	-	2,480,155
Net loss	-	-	-	(819,695)	(819,695)

Balance, as of October 31, 2008	100,049,158	$100,049	$4,363,676	$(3,745,325)	$718,400

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Unaudited
(Stated in US Dollars)
	Nine Months Ended
	October 31,
	2008	2007
Operating Activities
Net loss for the period	$ (819,695)	$ (488,426)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	36,958	11,472
Donated interest	267,415	267,415
Share based compensation	144,000	-
Change in non-cash working capital balances related to operations
Accounts receivable	(394,993)	16,559
Accounts payable and accrued liabilities	630,818	177,945
Other assets	(1,152)	-
Cash provided by (used in) operating activities	(136,649)	(15,035)

Investing Activities
Acquisition of oil and gas properties	(36,935)	(159,197)
Acquisition of property and equipment	(55,573)	-
Proceeds from sale of oil and gas properties	-	475,000
Cash used in investing activities	(92,508)	315,803

Financing Activities
Proceeds from short term note payable	24,804	-
Cash provided by financing activities	24,804	-

Increase (decrease) in cash during the year	(204,353)	300,768
Cash, beginning of the year	242,077	65,642
Cash, end of the year	$ 37,724	$ 366,410

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	$ -

Non-cash investing and financing activities
Acquisition of oil and gas properties	$ (522,422)	$ -
Issuance of common stock	1,306	-
Additional paid-in capital	521,116	-
Settlement of promissory notes payable including
accrued interest	(2,480,155)	-
Issuance of common stock	49,603	-
Additional paid-in capital	2,430,552	-
	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum, Inc. have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at October 31, 2008 and our income and cash flows for the nine months ended October 31, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2007 Annual Report on Form 10-K.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of October 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $3,745,325 since its inception, has a working capital deficiency of $178,745 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2008

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

Note 4	Subsequent Event

On December 5, 2008, the Company entered into separate Promissory Note Settlement Agreements with the holders of certain of the Company’s outstanding demand promissory notes. Pursuant to the terms of the Settlement Agreements, which have an effective date of October 31, 2008, the Company is issuing shares of its common stock to the holders of the Demand Notes in full payment of all principal and accrued and unpaid interest due on the Demand Notes as of the effective date. For purposes of the Settlement Agreements, the Company’s common stock was valued at $0.05 per share. The total unpaid principal amount of the promissory notes payable at October 31, 2008 was $2,234,581 and total accrued and unpaid interest due on the promissory notes payable at October 31, 2008 was $245,574, equalling total principal and interest due on the promissory notes payable of $2,480,155. The number of shares of the Company’s common stock issued in the settlement of the promissory notes payable, at $0.05 per share, was 49,603,103. The value of the Company’s common stock in the settlement of the promissory notes payable was $0.001 par value per share issued or $49,603, leaving $2,430,552 in additional paid-in capital. Additionally pursuant to the terms of the Settlement Agreement, all Demand Notes were terminated and cancelled.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

(Unaudited)

Note 5       Property and Equipment

October 31, 2008
	Cost	Accumulated Depreciation	Net	January 31, 2008

Office furniture	$ 1,930	$ 749	$ 1,181	$ 1,390
Automobile	24,804	-	24,804	-

Total	$ 26,734	$ 749	$ 25,985	$ 1,390

The Company has acquired property in Shawnee, Oklahoma in anticipation of building offices and a warehouse/yard facility.

Note 6	Capital Stock

On March 17, 2008, Ted Kozub, the majority stockholder of the Company transferred 100,000,000 shares (the “Shares”) of the Company’s common stock to Paradisus International Investments Corp. (“Paradisus”). Mr. Kozub transferred the Shares to Paradisus in repayment of a loan in the principal amount of $467,180 (the “Loan”) made by Paradisus to Mr. Kozub on December 8, 2005 to finance Mr. Kozub’s acquisition of the Shares. The Shares were not pledged as collateral to secure the Loan. The full principal balance of the Loan remained outstanding and Paradisus agreed to accept the transfer of the shares in full satisfaction of the Loan.

Paradisus owned no shares of the Company’s common stock prior to the transfer. The 100,000,000 Shares it owned following the transfer represented approximately 67% of the 148,540,000 total outstanding common stock of the Company. On March 17, 2008, following the transfer of the Shares, Paradisus sent the Company a letter pursuant to which it surrendered ownership of the Shares. The letter authorized and instructed the Company to cancel the Certificate and to take the necessary steps to have the shares returned to the Company. No consideration was paid to Paradisus for surrendering the Shares. The January 31, 2008 balances were restated to reflect the cancellation of common shares and the net loss per share has also been restated at April 30, 2007.

As discussed in Note 3, the Company exchanged 1,306,054 shares of common stock to various working interest owners for a 25% gross working interest ownership in 7 producing wells in Oklahoma. Management has valued this acquisition at 40 cent per share for a total purchase price of $522,422.

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2008

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

On July 10, 2008, the Corporation granted shares of restricted stock to the following officers and directors and in the amounts and subject to the vesting schedule set forth below:

Plan Participant	Restricted Shares Granted	Vesting Schedule

Larry Wise	1,500,000	1/3 vested on grant date 1/3 vesting on first anniversary of grant date 1/3 vesting on second anniversary of grant date

Sharon Farris	150,000	1/3 vested on grant date 1/3 vesting on first anniversary of grant date 1/3 vesting on second anniversary of grant date

James Kirby	50,000	1/3 vested on grant date 1/3 vesting on first anniversary of grant date 1/3 vesting on second anniversary of grant date

William Thomas	50,000	1/3 vested on grant date 1/3 vesting on first anniversary of grant date 1/3 vesting on second anniversary of grant date

Gunther Weisbrich	50,000	1/3 vested on grant date 1/3 vesting on first anniversary of grant date 1/3 vesting on second anniversary of grant date

NITRO PETROLEUM INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2008

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

Due to the first third of shares vesting immediately, $144,000 has been recorded as stock-based compensation. The Company will continue to record a stock-based compensation expense for each quarter until June 30, 2011.

Note 8	Related Party Transactions

By a management agreement dated January 1, 2008, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the nine months ended October 31, 2008, the Company incurred management fees charged by a director of the Company totalling $41,000 (2007: $9,700).

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

The financial information with respect to the nine month periods ended October 31, 2008 and October 31, 2007 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2009. We may also use various debt instruments as well as public offerings to raise needed capital during 2009.

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for us. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position ourself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity.

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

We acquired a 25% working interest in several leases owned by HOCO Oil, Inc., a private corporation, Buccaneer Energy Corporation, located in Texas and other various owners. The leases are located in Oklahoma and include 7 producing wells. We issued 1,306,054 shares of common stock for these interests. We will be the operator of these wells. Net cash flow from production will enable us to join in the future development of these leases and to pursue other oil and gas opportunities.

We have drilled the Quinlan #4 well and have converted it to a salt water disposal well. This will allow us to dispose of more water in hopes of increasing the Quinlan #3 well oil production by co-mingling the Simpson Dolomite and the Hunton Lime. Also, we have converted the Quinlan #2 salt water disposal well into a producing well. We will be installing three gas compressors on the Teresa, Mason Burns and Ward wells to capitalize on high gas prices through the winter months.

We intend to arrange a public financing in the fourth quarter to raise 3 to 5 million dollars. The funds will be used to acquire additional oil and gas leases and to carry out exploration and development work on these leases.

On December 5, 2008, we entered into separate Promissory Note Settlement Agreements (the “Settlement Agreements”) with the holders of certain of our outstanding demand promissory notes (the “Demand Notes”). Pursuant to the terms of the Settlement Agreements, which have an effective date of October 31, 2008 (the “Effective Date”), we are issuing shares of our common stock to the holders of the Demand Notes in full payment of all principal and accrued and unpaid interest due on the Demand Notes as of the Effective Date.

Additionally, pursuant to the terms of the Settlement Agreement, all Demand Notes were terminated and cancelled. As part of the Settlement Agreement, we and each party to each Settlement Agreement provided each other with mutual releases of all claims and liabilities related to or arising out of the Demand Notes.

On December 5, 2008, pursuant to the terms of the Settlement Agreements, we issued a total of 49,725,540 shares of our common stock to the holders of the Demand Notes in full payment of an aggregate of $2,486,277 of unpaid principal and accrued and unpaid interest due on all the Demand Notes as of the Effective Date. For purposes of the Settlement Agreement, our common stock was valued at $0.05 per share.

Financial Condition and Results of Operations

For the nine months ended October 31, 2008, we had revenue of $293,911 from production of oil and gas, as compared to $166,582 for the nine months ended October 31, 2007.

Cost of continued operations for the nine months ended October 31, 2008 was $1,115,957, resulting in a net loss for the period of $819,695.

Cost of continued operations for the three months ended July 31, 2007 was $655,008, resulting in a net loss for the period of $488,426.

We expect to continue to receive revenues from the properties on the Oklahoma properties and we expect that planned exploration ventures should increase revenues for the fiscal year ending January 31, 2009.

Liquidity and Capital Resources

We had cash of $37,724 as of October 31, 2008, compared to cash of $242,077 as of January 31, 2008. We had a working capital deficiency of $178,745 as of October 31, 2008, compared to working capital deficiency of $2,193,919 as of January 31, 2008.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of October 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of October 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 19, 2008

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically