Form 10-Q/A
period 2008-10-31
NITRO PETROLEUM INC.
filed 2009-01-22
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐    No ☒

At January 20, 2009, 98,143,102 shares of the Registrant’s Common Stock were outstanding.

Explanatory Note

This Form 10-Q/A is being filed for the sole purpose of (i) correcting the number of shares issued in connection with our issuance of shares of common stock in settlement of outstanding debt on December 5, 2008, (ii) correcting the outstanding dollar amount of the debt settled by issuance of our common stock, (iii) updating the number of shares of our common stock outstanding, and (iv) correcting the Rule 13a-14(a) Certification of our Chief Executive Officer and Chief Financial Officer. All other information contained in this Form 10-Q/A is unchanged from the Form 10-Q filed on December 19, 2008.

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

On December 5, 2008, pursuant to the terms of the Settlement Agreements, we issued a total of 49,603,102 shares of our common stock to the holders of the Demand Notes in full payment of an aggregate of $2,480,155.14 of unpaid principal and accrued and unpaid interest due on all the Demand Notes as of the Effective Date. For purposes of the Settlement Agreement, our common stock was valued at $0.05 per share.

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

Date: January 22, 2009

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically