Form 10-K
period 2009-01-31
NITRO PETROLEUM INC.
filed 2009-05-15
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-50932

Nitro Petroleum Incorporated

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0488493 (I.R.S. Employer Identification No.)

7250 N.W. Expressway Oklahoma City, Oklahoma (Address of principal executive offices)	73132 (Zip Code)

Registrant's telephone number, including area code: (405) 728-3800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 31, 2008 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $6,479,987 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board on July 31, 2008).

As of May 15, 2009, there were 101,249,156 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

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

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, all references in this report to “Nitro,” “our,” “us,” and “we” refer to Nitro Petroleum Incorporated and its subsidiaries, as a combined entity.

Overview

Nitro Petroleum Incorporated is a development stage company engaged in the acquisition and exploration of gas and oil properties. We were originally incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada. We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006. Our principal offices are located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our telephone number is (405) 728-3800.

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

On December 5, 2008, we entered into separate Promissory Note Settlement Agreements (the “Settlement Agreements”) with the holders of certain of our outstanding demand promissory notes (the “Demand Notes”). Pursuant to the terms of the Settlement Agreements, we issued a total of 49,725,540 shares of our common stock to the holders of the Demand Notes in full payment of all principal and accrued and unpaid interest due on the Demand Notes.

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

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proven producing and proven undeveloped reserves." We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

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

Employees

At May15, 2009, we had 3 employees including 3 full-time employees. We consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Corporate Office

We lease our corporate office located at 7250 N.W. Expressway, Suite 260, Oklahoma City, OK 73132. Our corporate office is approximately 1,056 square feet and our annual rent is $15,840. The current term of our lease expires December 30, 2009.

Participation in Barnett Shale

We entered into an Acreage Participation Agreement effective January 23, 2006, with REO Energy, Ltd. as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Gross Area"). We purchased 50% of the REO Energy’s leasehold interest in the Gross Area (the "Assigned Acreage") for $300,000. We are also entitled (i) to receive a 1% overriding royalty on the entire Gross Area, (ii) to participate in up to a 25% working interest in wells drilled in the Gross Area, and (iii) to receive an acreage fee of $500 per acre from all wells drilled on the Assigned Acreage.

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

On February 1, 2008, we purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 1,306,054 shares in exchange for an 18.75% to a 24.75% gross working interest in producing wells and in undeveloped proved properties. The Sarah No. 1-4, Teresa No. 1, Thompson No. 1-18, Ward/McNeil and Mason-Burns wells are all located in Garvin County. The Quinlan well is located in Pottawatomie County.

We acquired the Crown No. 1, No. 2 and No. 3 and the Gloria SWD wells located in Pottawatomie County, Oklahoma, on February 1, 2008 and turn keyed the rework of these wells to outside investors, retaining a 15% carried working interest and operations of the wells.

On April 8, 2008, we acquired the 10% of the Jessica No. 23, located in Seminole County, Oklahoma.

During 2008 we drilled the Quinlan No. 3 and the Quinlan No. 4, both located in Pottawatomie County, Oklahoma, retaining a 15% carried working interest in both wells. The Quinlan No. 4 was later converted into a saltwater disposal well. We also reworked the Quinlan No. 2, located in Pottawatomie County, Oklahoma, initially as a saltwater disposal well, but later converted it into a producing well. We own a 29.8% working interest in this well.

On February 1, 2008, we acquired a 50% working interest in the Nancy Hubbard, Walker, State SWD and Krouch 1 and 2 leases, all located in Pottawatomie County, Oklahoma. We have performed major rework on these leases during the latter part of the year. Our acquisition of these properties was made available through the sale of part of the 50% working interest to other outside investors. We ended up with a little less than a 5% working interest and still retained operations of these leases.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

High	Low

Fiscal Year ended January 31, 2009:

Quarter ending January 31, 2009	0.40	0.16
Quarter ending October 31, 2008	0.31	0.13
Quarter ended July 31, 2008	0.24	0.03
Quarter ended April 30, 2008	0.10	0.03

Fiscal Year Ended January 31, 2008:

Quarter ending January 31, 2008	0.32	0.16
Quarter ending October 31, 2007	0.35	0.20
Quarter ended July 31, 2007	0.66	0.25
Quarter ended April 30, 2007	0.73	0.47

Holders of the Common Stock

At the date of this report, we had 50 stockholders of record.

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

Equity Compensation Plan Information

The following table provides information for all equity compensation plans as of the fiscal year ended January 31, 2009, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,800,000(1)	$0.18(2)	700,000(3)

Total	1,800,000	$0.18	700,000

(1)	This number represents shares of restricted stock awards issued and outstanding under our 2008 Stock Incentive Plan as of January 31, 2009.
(2)	This represents the weighted average market price on the date of grant of shares of restricted stock issued under our 2008 Stock Incentive Plan.
(3)	This number reflects shares available for issuance under our 2008 Stock Incentive Plan as of January 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of our directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain our operations. Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2009. We may also use various debt instruments as well as public offerings to raise needed capital during 2009.

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

We intend to drill 10 new wells in the Powder River Basin in Montana in 2009.  The funding for these wells will be provided by private investors. We will earn carried working interests in each well and we will be the operator. In addition, we will do remedial work to recomplete one well to bring into production on other Oklahoma leases. Funding will be provided by private investors who will earn interests in these wells.

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2009, we had revenue of $358,497 from production of oil and gas, as compared to $127,369 for the fiscal year ended January 31, 2008.

Cost of continued operations for the fiscal year ended January 31, 2009 was $1,445,469, resulting in a net loss for the period of $1,084,474.

Cost of continued operations for the fiscal year ended January 31, 2008 was $1,722,392, resulting in a net loss for the period of $1,594,548.

We expect to continue to receive revenues from the properties on the Oklahoma properties and we expect for these revenues to increase. We expect planned exploration ventures to increase revenues for the fiscal year ending January 31, 2010.

Liquidity and Capital Resources

We had a cash balance of $930 as of January 31, 2009, compared to cash balance of $242,077 as of January 31, 2008. We had a working capital deficiency of $377,436 as of January 31, 2009, compared to working capital deficiency of $2,193,919 as of January 31, 2008.

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

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements and Schedules immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of January 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of January 31, 2009, our disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded. Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2009. Based on that evaluation, management concluded that the design and operations of our internal controls over financial reporting at January 31, 2009 were effective and provided reasonable assurance that the books and records accurately reflected our transactions.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of six (6) persons. The term of each director is one-year ending at the 2009 Annual Meeting or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he or she became a director of the Company and his or her current position with the Company:

Name	Age	Director Since	Position

Larry Wise	55	2007	Director, President and Treasurer
Shane Broesky	25	2009	Director and Chief Executive Officer
Sharon Farris	48	2007	Director and Secretary
James Kirby	48	2007	Director
William Thomas	56	2007	Director
Gunther Weisbrich	56	2008	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Larry Wise

Larry Wise was appointed as our President and Treasurer and appointed to the board of directors as of February 21, 2007. Mr. Wise has been involved in the Oil & Gas industry for 30 years. Larry started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 Larry became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980's. During the 1980's and 1990's Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Larry Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

Shane Broesky

Shane Broesky was appointed as our Chief Financial Officer and to our board of directors as of April 2, 2009. Mr. Broesky has an extensive business background that includes management positions in a number of private corporations involved in sales, computers and public relations. From June 2004 to October 2005, he served as the Assistant Call Center Manager for Teleperformance USA, a contact center management company. During January 2006 to October 2008, Mr. Broesky was the Vice President of Operations at Surf Communications Inc., an outdoor advertising company, and the Operations Manager at Body Billboards, a promotional products company. Currently, Mr. Broesky is the President of Choice Capital Investments Inc., an investment firm specializing in the oil and natural gas industry. Additionally, Mr. Broesky is the President and Co-Founder of The Choice Club, an entrepreneurial organization based in Edmonton, Alberta, Canada.

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

Gunther Weisbrich

Gunther Weisbrich was appointed to our board of directors effective May 19, 2008. Mr. Weisbrich began his oil and gas career as a Production Geologist with Exxon Company, USA in Louisiana, then as a Frontier Exploration Geologist with Tenneco (Houston), Sr. Explorationist with North Central Oil Company (Houston) and finally as a Senior Exploration Geologist with Hunt Oil Company in Dallas, Texas working both internationally (Yemen and South America) and domestically (West Texas, Texas Gulf Coast, East Texas Basin, Mid-continent and Miss-Ala-Fla). Over the years Mr. Weisbrich generated and participated in the discovery of many oil/gas fields. He additionally received the BEST POSTER AWARD at the 1994 Mexico City Joint AAPG/AMPG research conference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file. For the fiscal year ending January 31, 2009, Mr. Wise filed two late Forms 3, Ms. Farris filed one late Form 3 and one late Form 4, Mr. Kirby filed one late Form 3 and two late Forms 4, Mr. Thomas filed one late Form 4 and Mr. Weisbrich filed one late Form 3 and one late Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to our named executive officers for the last three fiscal years. Our only named executive officer in the fiscal year ended January 31, 2009 was Larry Wise.

Name & Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Total ($)

Larry Wise, President and Treasurer	2009	64,659	90,000	154,659

	2008	36,000	-	36,000
	2007	-	-	-

(1)

The amounts in the “Stock Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended January 31, 2009 in accordance with FAS 123(R) of awards pursuant to the 2008 Stock Incentive Plan.

Outstanding Equity Awards at January 31, 2009

The following table sets forth the number and value of our outstanding equity awards held by our named executive officer as of January 31, 2009.

	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Name

Larry Wise	1,000,000	50,000

(1)

Mr. Wise was granted 1,500,000 shares of restricted stock on July 10, 2008. One-third of that grant was vested immediately. Another third will vest on July 20, 2009 and the final third will vest on July 10, 2010.

(2)	Based on the closing price of our common stock as of January 31, 2009 as reported on the OTC Bulletin Board.

Director Compensation for the Year Ended January 31, 2009

The following table sets forth the compensation that provided to our non-management directors during the 2009 fiscal year:

Name	Stock Awards ($) (1)

Sharon Farris	9,000

James Kirby	3,000

William Thomas	3,000

Gunther Weisbrich	3,000

(1)

The amounts in the “Stock Awards” column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended January 31, 2009 in accordance with FAS 123(R) of awards pursuant to the 2008 Stock Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 15, 2009, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock. The following table sets forth the number of shares of our common stock beneficially owned as of May 15, 2009, by each director, the named executive officer and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class
Larry Wise	1,532,070	*
Sharon Farris	154,946	*
Shane Broesky	0	*
James Kirby	64,500	*
William Thomas	33,333	*
Gunther Weisbrich	50,000	*
All directors and executive officers as a group, including those named above (6 persons)	1,834,849	*

* The percentage of shares beneficially owned by such director or named executive officer does not exceed 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that William Thomas, James Kirby and Gunther Weisbrich are independent directors under the definition found in NASD Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company PC for the fiscal years ended January 31, 2009 and 2008:

	Years Ended January 31
	2009	2008

Audit Fees (1)	$44,438	$50,703
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	$13,103

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.2

Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006 (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.3

Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd . (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.4

Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.5	Settlement Agreement and Mutual Release dated January 31, 2007 (filed as exhibit to our Form 8-K filed on March 1, 2007)
10.6

Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and
Quantum Energy inc. including a promissory note (filed as exhibit to our Form 10-QSB filed on December 14, 2007 and incorporated by reference herein)

10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation (filed as exhibit to our Form 10-QSB filed on December 14, 2007 and incorporated by reference herein)

10.8	Participation Agreement dated January 27, 2009 by and between Precision Petroleum Corporation and Nitro Petroleum Incorporated (filed as exhibit to our Form 8-K filed on February 2, 2009)
10.9	Memorandum of Understanding dated January 26, 2009 by and between the Company and REDS, LLC (filed as exhibit to our Form 8-K filed on January 30, 2009)
10.10	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Zander Investments Limited (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.11	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Takam International Ltd. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.12	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Tucker Investments Corp. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.13	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and HB International Ltd. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.14	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Highlight Holdings Ltd. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.15	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and 658111 B.C. Ltd.. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.16	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Paradisus Investment Corp. (filed as exhibit to our Form 8-K filed on December 11, 2008)
10.17	Nitro Petroleum Incorporated 2008 Stock Incentive Plan (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.18	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Larry Wise (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.19	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Sharon Farris (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.20	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and James Kirby (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.21	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and William Thomas (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.22	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Gunther Weisbrich (filed as exhibit to our Form 8-K filed on July 16, 2008)
14	Code of Ethics (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By: /s/ Larry Wise

Larry Wise, President and Treasurer

By: /s/ Shane Broesky

Shane Broesky, Chief Financial Officer

Date: May 15, 2009

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Larry Wise	Director, President and Treasurer	May 15, 2009
/s/ Shane Broesky	Director and Chief Financial Officer	May 15, 2009
/s/ Sharon Farris	Secretary and Director	May 15, 2009
/s/ James Kirby	Director	May 15, 2009
	Director	May 15, 2009
/s/ Gunther Weisbrich	Director	May 15, 2009

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation	Incorporated herein by reference
3.2	Bylaws	Incorporated herein by reference
3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum	Incorporated herein by reference
10.1	Promissory Notes	Incorporated herein by reference
10.2	Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006	Incorporated herein by reference
10.3	Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd	Incorporated herein by reference
10.4	Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.5	Settlement Agreement and Mutual Release dated January 31, 2007	Incorporated herein by reference
10.6	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation	Incorporated herein by reference
10.8	Participation Agreement dated January 27, 2009 by and between Precision Petroleum Corporation and Nitro Petroleum Incorporated	Incorporated herein by reference
10.9	Memorandum of Understanding dated January 26, 2009 by and between the Company and REDS, LLC	Incorporated herein by reference
10.10	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Zander Investments Limited	Incorporated herein by reference
10.11	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Takam International Ltd.	Incorporated herein by reference
10.12	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Tucker Investments Corp.	Incorporated herein by reference

10.13	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and HB International Ltd.	Incorporated herein by reference
10.14	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Highlight Holdings Ltd.	Incorporated herein by reference
10.15	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and 658111 B.C. Ltd..	Incorporated herein by reference
10.16	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Paradisus Investment Corp.	Incorporated herein by reference
10.17	Nitro Petroleum Incorporated 2008 Stock Incentive Plan	Incorporated herein by reference
10.18	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Larry Wise	Incorporated herein by reference
10.19	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Sharon Farris	Incorporated herein by reference
10.20	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and James Kirby	Incorporated herein by reference
10.21	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and William Thomas	Incorporated herein by reference
10.22	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Gunther Weisbrich	Incorporated herein by reference
14	Code of Ethics	Incorporated herein by reference
31.1	Rule 13a-14 Certification of Chief Executive Officer	Filed herewith electronically
31.2	Rule 13a-14 Certification of Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically

PART I – FINANCIAL INFORMATION

NITRO PETROLEUM INCORPORATED

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 31, 2009 and 2008	F-3

Statements of Operations for the Years Ended January 31, 2009 and 2008	F-4

Statements of Stockholders’ (Deficit) for the Years Ended January 31, 2009 and 2008	F-5

Statements of Cash Flows for the Years Ended January 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7 – F-16

Killman, Murrell & Company P.C.

Certified Public Accountants

1931 E. 37th Street, Suite 7	3300 North ‘A’ Street, Building 4, Suite 200	2626 Royal Circle
Odessa, Texas 79762	Midland, Texas 79705	Kingwood, Texas 77339
(432) 363-0067	(432) 686-9381	(281) 359-7224
Fax (432) 363-0376	Fax (432) 684-6722	Fax (281) 359-7112

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Nitro Petroleum Incorporated

7250 NW Expressway

Suite 260

Oklahoma City, OK 73132

We have audited the accompanying balance sheets for Nitro Petroleum Incorporated as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated at January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.

Odessa, TX

May 7, 2009

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31,
ASSETS	2009	2008

Current
Cash	$930	$242,077
Accounts receivable, net of allowance for uncollectible accounts of $301,700 in 2009	87,450	13,001

Total Current Assets	88,380	255,078

Property and equipment, net	57,280	1,390
Oil and gas properties, net - using full cost accounting	806,125	291,632
Other asset	26,152	25,000

Total Assets	$977,937	$573,100

LIABILITIES

Current Liabilities
Cash overdraft	$4,174	$-
Accounts payable	393,038	16,542
Accrued interest	-	176,675
Revenue payable	39,309	-
Due to related party	16,000	21,199
Short-term Notes payable	13,295	2,234,581

	465,816	2,448,997

Long-Term Liabilities
Employee incentive plan liability	94,500	-

Total Liabilities	560,316	2,448,997

STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
100,049,158 common shares (2008: 48,540,000)	100,049	48,540
Additional paid-in capital	4,327,676	1,001,193
Accumulated (deficit)	(4,010,104)	(2,925,630)

Total Stockholders' Equity (Deficit)	417,621	(1,875,897)

Total Liabilities And Stockholders' Equity (Deficit)	$977,937	$573,100

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2009	2008

Revenues
Oil and gas sales	$ 358,497	$ 127,369
Other	2,498	475

Total Revenues	360,995	127,844
Expenses
Lease operating	98,338	94,578
Production taxes	24,604	8,369
Depreciation, depletion and amortization	62,048	835,938
Interest expense	336,559	446,916
General and administrative	923,920	336,591

Total Expenses	1,445,469	1,722,392

Loss before provision for income taxes	(1,084,474)	(1,594,548)

Provision for income taxes	-	-

Net Loss	$ (1,084,474)	$ (1,594,548)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of shares
outstanding-basic and diluted	74,971,514	48,540,000

NITRO PETROLEUM INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended January 31, 2009 and 2008

				Additional
	Common Shares		Stock	Paid-in	Accumulated
	Number	Par Value	Subscriptions	Capital	Deficit	Total

Balance, as of January 31, 2007	148,040,000	$148,040	$250,000	$ 294,160	$(1,331,082)	$ (638,882)
Stock subscription	500,000	500	(250,000)	249,500		-
Donated interest				357,533		357,533
Return of Company stock	(100,000,000)	(100,000)		100,000		-
Net loss for the year					(1,594,548)	(1,594,548)
						-
Balance, as of January 31, 2008	48,540,000	48,540	-	1,001,193	(2,925,630)	(1,875,897)
Donated interest	-	-	-	267,415		267,415
Common stock issued for oil and gas properties	1,306,054	1,306	-	521,116		522,422
Stock incentive plan	600,000	600		107,400		108,000
Common stock issued for settlement of notes payable and accrued interest	49,602,103	49,603		2,430,552		2,480,155
Net loss for the year	-	-	-	-	(1,084,474)	(1,084,474)

Balance, as of January 31, 2009	100,048,157	$100,049	$ -	$4,327,676	$(4,010,104)	$ 417,621

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
	Years Ended January 31,
	2009	2008
Operating Activities
Net loss for the period	$(1,084,474)	$(1,594,548)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	62,048	835,938
Share based compensation	202,500	-
Provision for bad debts	301,700	-
Contributed interest	267,415	357,533
Change in non-cash working capital balances related to operations
Accounts receivable	(376,149)	21,639
Other assets	(1,152)	(25,000)
Accounts payable and accrued liabilities	445,395	15,003
Revenue payable	39,309	-

Cash provided by (used in) operating activities	(143,408)	(389,435)

Investing Activities
Acquisition of oil and gas properties	(51,071)	(70,632)
Proceeds from sale of oil and gas properties	-	620,502
Acquisition of property and equipment	(58,938)	-

Cash used in investing activities	(110,009)	549,870

Financing Activities
Cash overdraft	4,174	-
Proceeds from short term note payable	13,295	-
Increase (decrease) in due to related party	(5,199)	16,000

Cash provided by financing activities	12,270	16,000

Increase (decrease) in cash during the year	(241,147)	176,435
Cash, beginning of the year	242,077	65,642
Cash, end of the year	$930	$242,077

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$245	$ -

Non-cash investing and financing activities
Acquisition of oil and gas properties	$(522,422)	$-
Issuance of common stock	1,306	500
Additional paid-in capital	521,116	249,500
Stock subscription	-	(250,000)
Settlement of promissory notes payable including accrued interest	(2,480,155)	-
Issuance of common stock	49,603	-
Additional paid in capital	2,430,552	-
	$ -	$ -

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

Note 1	Nature and Continuance of Operations

Nitro Petroleum Incorporated (the “Company”) was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Oklahoma City, Oklahoma. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Texas and Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2009 the Company had not yet achieved profitable operations, has accumulated losses of $4,010,104 since its inception, has a working capital deficiency of $377,436 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Property and equipment

Equipment is recorded at cost and consists of office furniture, computer and a vehicle. Land was purchased in 2008 in anticipation of constructing office and warehouse facilities. Amortization is provided using the declining balance method at 20% per annum.

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

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

Future net cash flows from proved reserves using period-end, non-escalated prices and costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 25%.

Assets Retirement Obligations

The Company recognizes the fair value of a liability for an assets retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. At January 31, 2009, the Company’s estimate of asset retirement obligation was not material.

Impairment of Long-Lived Assets

The Company has adopted SFAS 144, “Accounting for the Impairment and Disposal of Long-lived Assets”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. At January 31, 2008, the depreciation, depletion and amortization charge included $786,591 related to the ceiling test limitations.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date. Diluted loss per share has not been provided as it would be anti-dilutive. As of January 31, 2009, the Company did not have any outstanding stock options or warrants.

Financial Instruments

The carrying value of cash, accounts receivable, settlement receivable, accounts payable and accrued liabilities, promissory notes payable and due to related party approximates their fair value because of the short maturity of

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.

Newly Issued Accounting Pronouncements

Reclassifications-Certain amounts in the financial statements for 2008 have been reclassified to conform with 2009 presentation.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 are effective in the current fiscal year for the Company. The adoption of FIN 48 did not have a material impact on the Company’s financial statements

In September 2006, the Securities and Exchange Commission issued SAB No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. The provisions of SAB No. 108 are effective in the current fiscal year for the Company. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In February 2007 , the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company has fully adopted the provisions of SFAS No. 159 beginning fiscal year 2008 and does not anticipate any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The adoption of this guidance did not have any material impact on the Company’s financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position or results of operations of the Company

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivate feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivate. The new requirement to identify embedded derivates in beneficial interest will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

Note 3	Oil and Gas Properties

At January 31, 2009 and 2008 the producing and undeveloped oil and gas properties were as follows:

	2009	2008
Cost
Montana Properties	$ 13,200	$ -
Oklahoma Properties	900,925	340,632
	914,125	340,632

Less: Accumulated depreciation depletion and amortization	108,000	49,000

	$ 806,125	$ 291,632

The following are descriptions of the oil and gas activities in 2009 and 2008:

a)	Effective July 1 2007, the Company acquired a 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease located in Garvin County, Oklahoma.

b)

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

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

c)

By a letter dated April 25, 2006, the Company acquired 5% to 10% working interests equal to a 1.875% to 3.75% net revenue interest in various oil and gas wells (in an area know as the Barnett Shale play) in Montague County, Texas in consideration for the payment of $750,000.

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

d)

On January 26, 2009, the Company entered into a Memorandum of Understanding (the “Memorandum of Understanding”) with REDS, LLC (“REDS”) pursuant to which the Company will acquire oil and gas leases from REDS covering 1,600 acres in Montana and will have two additional options to acquire an additional 1,600 acres per option from REDS. The Company will own 100% of the coal, coal bed methane, and oil and natural gas rights to the acreage being acquired pursuant to the Memorandum of Understanding. The Company will pay a 20% net royalty on production.

Pursuant to the terms of the Memorandum of Understanding, the Company will acquire leases covering the initial 1600 acres and drill 10 wells on such acreage. The drilling of the initial 10 wells pursuant to the Memorandum of Understanding is referred to as “Phase One” of the development project contemplated by the Memorandum of Understanding. As consideration for assignment of leases covering the 1,600 acres that will be drilled in Phase One, the Company will pay REDS a $75,000 bonus. The payment of the bonus is contingent upon the Company’s receipt of title status reports for the Phase One tract and the assignment of unencumbered leases making up the Phase One tract to the Company.

Additionally, the Company will deposit $250,000 with an escrow agent immediately after the Phase One leases have been deemed unencumbered and assigned to the Company. The escrowed amount will be released on a pro rata basis to REDS as each Phase One well lease and permit is approved by the Bureau of Indian Affairs (“BIA”) and a Bureau of Land Management (“BLM”) permit for each well is issued. If the BIA and/or the BLM have not approved the Phase One leases and the wells with 90 days from the date of the Memorandum of Understanding, the escrow agent will refund the escrowed funds to the Company.

Upon the completion of Phase One, the Company will have the option to acquire leases covering an additional 1,600 acres to drill 10 additional “Phase Two” wells. The Phase Two wells will be drilled on the same terms and conditions as the Phase One wells, except that the Company will pay REDS $300,000 for the right to drill the Phase Two wells. However, if the Company determines that the Phase One wells will not reach payout in a fair and reasonable period, then REDS will allow the Company to drill the Phase Two wells for no additional fee.

Upon the completion of Phase Two, the Company will have the option to acquire leases covering an additional 1,600 acres to drill 10 additional “Phase Three” wells. The Phase Three wells will be drilled on the same terms and conditions as the Phase Two wells, except that the Company will pay REDS $400,000 for the right to drill the Phase Three wells, unless Phase Two is deemed economically unfeasible as a result of the drilling the Phase Two wells. The Company has the option of drilling development wells on the leases acquired in Phase One, Phase Two and Phase Three.

Note 4	Notes Payable

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

At January 31, 2009 and 2008 the Company had notes outstanding totaling $13,295 and $2,234,581, respectfully, which are unsecured, bear interest at 4% per annum and are due on demand. These notes are due from companies who are shareholders of the Company.

The Company has determined that the 4% interest rate does not reflect a true market value of interest, therefore additional interest expense has been recorded, as follows:

	2009	2008	Total

Interest expense on note payable	$336,314	$446,916	$783,230

Accrued interest at 4%	68,899	89,383	158,282

Donated interest	$267,415	$357,533	$624,948

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

At January 31, 2009, the Company had a 7.5% commercial loan payable to a financial institution in the amount of $13,295 due May 5, 2009.

Note 5	Property and Equipment

	January 31, 2009			January 31, 2008
	Cost	Accumulated Amortization	Net	Net

Land	$30,769	$ -	$30,769	$ -
Office furniture	1,930	818	1,112	1,390
Computer	1,420	95	1,325	-
2007 Chevy Truck	26,749	2,675	24,074	-

	$60,868	$ 3,588	$57,280	$ 1,390

Note 6	Income Taxes

At January 31, 2009, the Company has accumulated net operating loss carry forwards totaling $2,548,493, which may be applied against future years income and expire commencing in 2024.

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2009	2008

Future income tax assets
Net tax operating loss carryforward	$ 866,488	$ 544,253
Other	381	381
Oil and gas properties	163,299	208,652
Less: Valuation allowance	(1,030,168)	(753,286)

	$ -	$ -

The Company recorded no income tax expense for the years ended January 31, 2009 and 2008, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2009 Amount	2008 Amount

Income tax benefit computed at the statutory rate of 34%	$ 368,721	$ 542,146
Increase (reduction) in tax benefit resulting from:
Permanent items	(91,839)	(122,428)
Valuation allowance	(276,882)	(419,718)

Income tax benefit	$ -	$ -

Note 7	Related Party Transactions

During the year ended January 31, 2009 and 2008, the Company incurred management fees charged by a director of the Company totaling $64,660 and $94,100.

On July 10, 2008, the Board of Directors of Nitro Petroleum Incorporated (the “Corporation”) adopted the Nitro Petroleum Incorporated 2008 Stock Incentive Plan (the “Plan”). The Plan will be administered by the Board of Directors, or a committee of the Board of Directors and all officers, employees, directors and individual consultants of the Corporation will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after July 10, 2018, but the Plan will continue thereafter while previous grants remain subject to the Plan.

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

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

Four (4) employees and directors were granted restricted stock awards for 1,800,000 shares of the Company’s common stock on July 10, 2008. The vesting schedule is as follows.

Restricted Shares Granted	Vesting Schedule

600,000	July 10, 2008
600,000	July 10, 2009
600,000	July 10, 2010

1,800,000

The restricted stock awards were valued using the Black-Sholes valuation model with volatility of 133%, strike price of $0.18, risk free rate of return 2.57%, expected lives of 1 day to 2 years and an expected annual dividend rate of 0%. The cumulative value of the restricted stock awards is $324,000 and will be recognized as a charge against income as follows.

January 31	Yearly Expense

2009	$ 202,500
2010	99,000
2011	22,500

$ 324,000

Note 8	Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2009	2008

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2009 and 2008
Unproved oil and gas properties	$ -	$ -
Proved oil and gas properties	914,125	340,632
Support equipment and facilities	-	-
	914,125	340,632
Less accumulated depreciation, depletion, amortization, and impairment	(108,000)	(49,000)
Net capitalized costs	$ 806,125	$ 291,632

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2009 and 2008
Property acquisition costs
Proved	$ -	$ -
Unproved	$ -	$ -
Exploration costs	$ -	$ -
Development costs	$ 573,493	$ 70,627
Amortization rate per equivalent barrel of production	$ 13	$ 261

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2009 and 2008
Oil and gas sales	$ 358,497	$ 127,369
Production costs	122,942	102,947
Exploration costs	-	-
Depreciation, depletion and amortization	59,000	835,938
	176,555	(811,516)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$ 176,555	$ (811,516)

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

	2009		2008
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	204,997	86,427	210,968	140,863
Revisions of previous estimates	(118,803)	(6,273)	(3,628)	(49,206)
Improved recovery
Purchases of minerals in place	-	-	-	-
Extensions and discoveries	-	-	-	-
Production	(3,106)	(8,998)	(2,343)	(5,230)
Sales of minerals in place
End of year	83,088	71,156	204,997	86,427
Proved developed reserves
Beginning of year	75,354	56,909	5,125	54,436

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009 and 2008

End of year	31,069	41,638	75,354	56,909
Standardized Measure of Discounted Future
Net Cash Flows at January 31, 2009 and 2008
Future cash inflows		$3,763,115		$20,001,333
Future production costs		1,090,759		3,732,833
Future development costs		410,000		1,847,500
Future income tax expenses		769,200		4,903,140

Future net cash flows		1,493,156		9,517,860
10% annual discount for estimated timing of cash flows		(477,810)		(3,360,471)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$1,015,346		$6,157,389
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2009 and 2008
Beginning of year		$6,157,389		$3,775,427
Sales of oil and gas produced, net of production costs		(235,555)		(24,422)
Net changes in prices and production costs		(2,097,672)		5,450,152
Extensions, discoveries, and improved recovery, less related costs		-		-
Development costs incurred during the year which were previously estimated		51,071		-
Net change in estimated future development costs		1,386,429		41,250
Revisions of previous quantity estimates		(11,262,917)		-
Net change from purchases and sales of minerals in place		-		-
Change of discount		2,882,661		(1,226,528)
Net change in income taxes		4,133,940		(1,858,490)
Other		-		-
End of year		$1,015,346		$6,157,389