Form 10-Q
period 2009-04-30
NITRO PETROLEUM INC.
filed 2009-06-19
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Yes  ☐    No  ☒

At June 19, 2009 there were 101,249,156 shares of the Registrant’s Common Stock outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS
	Unaudited	Audited
	April 30,	January 31,
ASSETS	2009	2009
Current
Cash	$ 23,988	$ 930
Accounts receivable	122,123	87,450

Total Current Assets	146,111	88,380

Property and equipment, net	55,955	57,280
Oil and gas properties, net - Using full cost accounting	644,020	806,125
Other asset	26,152	26,152

Total Assets	$872,238	$977,937

LIABILITIES
Current Liabilities
Cash overdraft	$ -	$ 4,174
Accounts payable	284,404	393,038
Revenue payable	51,161	39,309
Due to related party	16,000	16,000
Short-term notes payable	153,372	13,295
	504,937	465,816
Long-Term Liabilities
Employee incentive plan liability	121,500	94,500

	626,437	560,316
	STOCKHOLDERS' EQUITY
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
100,049,158 common shares	100,049	100,049
Additional paid-in capital	4,327,676	4,327,676
Retained (deficit)	(4,181,924)	(4,010,104)
Total Stockholders' Equity	245,801	417,621

Total Liabilities And Stockholders' Equity	$ 872,238	$ 977,937

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	April 30
	2009	2008

Revenues
Oil and gas sales	$ 27,055	$ 83,808
Other	143	385

Total Revenues	27,198	84,193
Expenses
Lease operating	43,230	100,914
Production taxes	1,927	6,117
Depreciation, depletion and amortization	16,076	12,319
Interest expense	229	108,676
General and administrative	93,204	98,356

Total Expenses	154,666	326,382

Loss from operations	(127,468)	(242,189)

Loss on sale of oil and gas properties	(44,352)	-

Loss before provision for income taxes	(171,820)	(242,189)

Provision for income taxes	-	-

Net Loss	$ (171,820)	$ (242,189)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic and diluted	100,049,158	49,846,054

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	April 30,
	2009	2008

Operating Activities
Net loss for the period	$ (171,820)	$ (242,189)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	16,076	12,319
Share based compensation	27,000	-
Loss on sale of oil and gas properties	44,352	-
Donated interest	-	86,882
Change in non-cash working capital balances related to operations
Accounts receivable	(34,673)	(13,792)
Accounts payable and accrued liabilities	(96,783)	658,723

Cash provided by (used in) operating activities	(215,848)	501,943

Investing Activities
Acquisition of oil and gas properties	(96,997)	(36,935)
Proceeds from sale of oil and gas properties	200,000	-

Cash used in investing activities	103,003	(36,935)

Financing Activities
Cash overdraft	(4,174)	-
Payments on short term note payable	(9,923)	-
Proceeds from short term note payable	150,000	-

Cash provided by financing activities	135,903	-

Increase in cash during the year	23,058	465,008

Cash, beginning of the year	930	242,077

Cash, end of the year	$ 23,988	$ 707,085

The accompanying notes are an integral part of these financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum, Inc. have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2009 and our income and cash flows for the three months ended April 30, 2009 and 2008. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2008 Annual Report on Form 10-K.

Note 2	Nature and Continuance of Operations

Nitro Petroleum Incorporated (the “Company”) was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Oklahoma City, Oklahoma. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum, Incorporated. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Texas and Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,181,924 since its inception, has a working capital deficiency of $358,826 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

Note 3	Oil and Gas Properties

a)	Effective July 1 2007, the Company acquired a 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease located in Garvin County, Oklahoma.

b)

On February 1, 2008, the Company purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 1,306,054 shares in exchange for a 25% gross working interest in producing wells and in undeveloped proved properties. The shares exchanged have restrictions to sell such shares, varying from six months to one year. Management has assigned a value of said properties at 40 cents per share for a total purchase price of $522,422. On March 27, 2009, the Company sold a one-half of their interest in these wells to Encore Renaissance Resources Corporation for two hundred thousand dollars ($200,000). The Company has the option and right within one year of closing to purchase back the working interest in the properties sold for two hundred fifty thousand dollars ($250,000).

c)

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

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

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

At April 30, 2009, the Company had a 7.5% commercial loan payable to a financial institution in the amount of $3,372 due May 5, 2009.

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest.

Note 5	Property and Equipment

	April 30, 2009			January 31, 2009
	Cost	Accumulated Amortization	Net	Net

Land	$ 30,769	$ -	$ 30,769	$ 30,769
Office furniture	1,930	1,040	890	1,112
Computer	1,420	360	1,060	1,325
2007 Chevy Truck	26,749	7,490	19,259	24,074

	$ 60,868	$ 8,890	$ 51,978	$ 57,280

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

The Company has acquired property in Shawnee, Oklahoma in anticipation of building offices and a warehouse/yard facility.

Note 6	Stock Incentive Plan

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

On July 10, 2008, the Corporation granted shares of restricted stock to the following officers and directors and in the amounts and subject to the vesting schedule set forth below:

Plan Participant	Restricted Shares Granted	Vesting Schedule

Larry Wise, President and CEO	1,500,000	1/3 Vested on grant date 1/3 vesting on First anniversary of grant date 1/3 vesting on second anniversary of grant date
Sharon Farris, Secretary	150,000	1/3 Vested on grant date 1/3 vesting on First anniversary of grant date 1/3 vesting on second anniversary of grant date
James Kirby, Director	50,000	1/3 Vested on grant date 1/3 vesting on First anniversary of grant date 1/3 vesting on second anniversary of grant date
William Thomas, Director	50,000	1/3 Vested on grant date 1/3 vesting on First anniversary of grant date 1/3 vesting on second anniversary of grant date
Gunther Weisbrich, Director	50,000	1/3 Vested on grant date 1/3 vesting on First anniversary of grant date 1/3 vesting on second anniversary of grant date

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

April 30, 2009

(Unaudited)

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

Note 7	Related Party Transactions

By a management agreement dated January 1, 2009, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the three months ended April 30, 2009, the Company incurred management fees charged by a director of the Company totalling $14,000 (2008: $64,660).

Included in accounts payable at April 30, 2009 is $16,000 (January 31, 2009: $16,000) due to a former director of the Company for management services.

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Unless the context otherwise requires, all preferences to “Nitro,” “our,” “us,” “we” and the “Company” refer to Nitro Petroleum Incorporated.

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our annual report on Form 10-K for the year ended January 31, 2009 (the “2008 Form 10-K”). The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three month periods ended April 30, 2009 and April 30, 2008 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company. Established oil companies continue to strive to reduce costs and debt. This causes significant market opportunities for us to possibly position ourselves with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity. Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

Our operating expenses will increase as we continue to undertake our plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

We intend to arrange a public financing in the third or fourth quarter of the fiscal year 2010 to raise 3 to 5 million dollars. The funds will be used to acquire additional oil and gas leases and to carry out exploration and development work on these leases.

We have now directed our attention to different areas outside of Oklahoma.

Montana

We located and were successful in obtaining an exploration opportunity in the Montana Powder River Basin. We will farm out the exploration and development rights while maintaining a 10 percent carried interest. Prospective farm – in partners are presently examining the project.

Alberta, Canada

We have recently acquired working interests in two wells which have been drilled and completed as successful oil and gas locations. The leases are located in Barrhead, in Central Alberta, Canada. This entire area is a predominant petroleum bearing region. As result of our participation, we have earned the right to participate in up to 17 additional well locations which are under lease by a private partner, operator.

Financial Condition and Results of Operations

For the three months ended April 30, 2009, we had revenue of $27,055 from production of oil and gas, as compared to $83,808 for the three months ended April 30, 2008.

Cost of continued operations for the three months ended April 30, 2009 was $154,666 resulting in a net loss for the period of $127,468.

Cost of continued operations for the three months ended April 30, 2008 was $326,382 resulting in a net loss for the period of $272,189.

We expect to continue to receive revenues from the Oklahoma properties and we expect for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2010.

Liquidity and Capital Resources

We had cash of $23,988 as of April 30, 2009, compared to cash of $930 as of January 31, 2009. We had a working capital deficiency of $358,826 as of April 30, 2009, compared to working capital deficiency of $377,436 as of January 31, 2009.

We will continue to utilize the free labor of our directors and stockholders until such time as funding is sourced from the capital markets. It is anticipated that funding for the next twelve months will be required to maintain our operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of April 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NITRO PETROLEUM INCORPORATED

By: /s/ Larry Wise

Larry Wise, President

By: /s/ Shane Broesky

Shane Broesky, Chief Financial Officer

Date: June 19, 2009

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