Form 10-Q
period 2009-07-31
NITRO PETROLEUM INC.
filed 2009-09-18
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Yes ☐    No ☒

At September 16, 2009 there were 101,249,156 shares of the Registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS
Unaudited	Audited
July 31,	January 31,
ASSETS	2009	2009
Current
Cash	$ 2,165	$ 930
Accounts receivable	48,456	87,450
Total Current Assets	50,621	88,380

Property and equipment, net	54,629	57,280
Oil and gas properties, net of $120,641 of depletion-
Using full cost accounting	592,865	806,125
Other assets	-	26,152
Total Assets	$ 698,115	$ 977,937

LIABILITIES
Current Liabilities
Cash overdraft	$ 876	$ 4,174
Accounts payable	351,137	393,038
Accrued expenses	11,166	-
Revenue payable	62,736	39,309
Due to related party	16,000	16,000
Short-term notes payable	150,000	13,295
591,915	465,816
Long-Term Liabilities
Employee incentive plan liability	-	94,500

Total Liabilities	591,915	560,316

STOCKHOLDERS' EQUITY
Capital stock
Authorized:	2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding common shares
101,249,156 and 100,049,158 on July 31 and
January 31, 2009, respectively	101,249	100,049
Additional paid-in capital	4,542,476	4,327,676
Retained (deficit)	(4,537,525)	(4,010,104)
Total Stockholders' Equity	106,200	417,621
Total Liabilities And Stockholders' Equity	$ 698,115	$ 977,937

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008

Revenues
Oil and gas sales	$ 28,454	$ 125,408	$ 55,509	$ 209,215
Other	14	1,818	157	2,203

Total Revenues	28,468	127,226	55,666	211,418
Expenses
Lease operating	124,529	116,733	167,758	217,647
Production taxes	1,980	8,613	3,906	14,730
Depreciation, depletion and amortization	16,076	12,320	32,151	24,639
Interest expense	6,186	112,945	6,415	221,621
General and administrative	223,135	251,313	328,505	349,669

Total Expenses	371,906	501,924	538,735	828,306

Loss before provision for income taxes	(343,438)	(374,698)	(483,069)	(616,888)

Loss on sale of oil and gas properties	-	-	(44,352)	-

Loss before provision for income taxes	(343,438)	(374,698)	(527,421)	(616,888)

Provision for income taxes	-	-	-	-

Net Loss	$ (343,438)	$ (374,698)	$ (527,421)	$ (616,888)

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	100,649,158	50,008,554	100,392,015	49,752,332

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended
	July 31,
	2009	2008

Operating Activities
Net loss for the period	$ (527,421)	$ (616,888)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	32,151	24,639
Share based compensation	121,500	117,000
Loss on sale of oil and gas properties	44,352	-
Donated interest	-	177,297
Change in non-cash working capital balances related to operations
Accounts receivable	38,994	93
Accounts payable and accrued liabilities	(30,736)	170,660
Revenue payable	23,427	-

Cash (used in) operating activities	(297,733)	(127,199)

Investing Activities
Acquisition of oil and gas properties	(60,591)	(36,935)
Acquisition of property and equipment	-	(30,254)
Proceeds from sale of oil and gas properties	200,000	-

Cash provided by (used in) investing activities	139,409	(67,189)

Financing Activities
Cash overdraft	(3,298)	-
Decrease in other assets	26,152	-
Payments on short term note payable	(13,295)	-
Proceeds from short term note payable	150,000	-

Cash provided by financing activities	159,559	-

Increase in cash during the period	1,235	(194,388)

Cash, beginning of the period	930	242,077

Cash, end of the period	$ 2,165	$ 47,689

See Accompanying Notes

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2009 and our income and cash flows for the six months ended July 31, 2009 and 2008. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in our 2008 Annual Report on Form 10-K.

Note 2	Nature and Continuance of Operations

Nitro Petroleum Incorporated (the “Company”) was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Oklahoma City, Oklahoma. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Incorporated. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Montana, Oklahoma, Texas and Alberta, Canada and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of July 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,537,525 since its inception, has a working capital deficiency of $541,294 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2009

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

Pursuant to the terms of the Memorandum of Understanding, the Company will acquire leases covering the initial 1600 acres and drill 10 wells on such acreage. The drilling of the initial 10 wells pursuant to the Memorandum of Understanding is referred to as “Phase One” of the development project contemplated by the Memorandum of Understanding. As consideration for assignment of leases covering the 1,600 acres that will be drilled in Phase One, the Company has paid REDS a $75,000 bonus. The payment of the bonus is contingent upon the Company’s receipt of title status reports for the Phase One tract and the assignment of unencumbered leases making up the Phase One tract to the Company. The Company has a right of first refusal on 10 more offset locations covering a total of 1,600 acres if it chooses to proceed with Phase Two of this project.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Note 4	Notes Payable

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest. At July 31, 2009, this note had accrued interest of $6,166.

Note 5	Property and Equipment

		July 31, 2009

		Accumulated
	Cost	Amortization

Land	$ 30,769	$ -
Office furniture	1,930	929
Computer	1,420	228
2007 Chevy Truck	26,749	5,082

	$ 60,868	$ 6,239

The Company has acquired property in Shawnee, Oklahoma in anticipation of building offices and a warehouse/yard facility.

Note 6	Stock Incentive Plan

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

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

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
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted. A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities. Otherfactors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted. Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.

On June 11, 2009, the Board of Directors of the Company approved the accelerated vesting of all unvested restricted stock which was previously granted to the Company’s directors and officers pursuant to the Company’s plan. As a result of the accelerated vesting, all 1,199,999 shares of unvested restricted stock became immediately vested and issuable.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Note 7	Related Party Transactions

By a management agreement dated January 1, 2009, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the six months ended July 31, 2009, the Company incurred management fees charged by a director of the Company totaling $30,000 (2008: $64,660).

Included in accounts payable at July 31, 2009 is $16,000 (January 31, 2009: $16,000) due to a former director of the Company for management services.

Note 8	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Overview

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

The financial information with respect to the six month periods ended July 31, 2009 and July 31, 2008 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

The Company may also the finance acquisition of “proven producing reserves” with predictable production levels and cash flow by offering the secure investors with the mineral interests acquired. The Company may also hedge price risk by selling forward a portion of future production acquired under fixed-price contracts to minimize risk associated with commodity prices. In some cases the future value of such fixed-price contracts may be greater that the initial investments, thereby hedging the inherent acquisition risk, without limiting the upside available the stockholders and investors. There can be no assurance, however, that any of these methods of financing will be successful in helping fund the Company.

The operating expenses will increase as the Company undertakes its plan of operations. The increase will be attributable to the continuing geological exploration and acquisition programs and continued professional fees that will be incurred.

The Company has now directed its attention to different areas outside of Oklahoma.

Montana

The Company located and was successful in obtaining an exploration opportunity in the Montana Powder River Basin. The Company will farm out the exploration and development rights while maintaining a 10 percent carried interest. Prospective farm – in partners are presently examining the project.

Alberta, Canada

The Company has recently acquired working interests in two wells which have been drilled and completed as successful oil and gas locations. The leases are located in Barrhead, in Central Alberta, Canada. This entire area is a predominant petroleum bearing region. The Company, as result of its participation, has earned the right to participate in up to 17 additional well locations which are under lease by a private partner, operator.

Financial Condition and Results of Operations

For the three months ended July 31, 2009, the Company had revenue of $28,468, as compared to $127,226 for the three months ended July 31, 2008.

For the six months ended July 31, 2009, the Company had revenue of $55,666, as compared to $211,418 for the six months ended July 31, 2008.

Cost of continued operations for the three months ended July 31, 2009 was $371,906 resulting in a net loss for the period of $343,438.

Cost of continued operations for the three months ended July 31, 2008 was $501,924 resulting in a net loss for the period of $374,698.

Cost of continued operations for the six months ended July 31, 2009 was $538,735 resulting in a net loss for the period of $483,069.

Cost of continued operations for the six months ended July 31, 2008 was $828,306 resulting in a net loss for the period of $616,888.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2010.

Liquidity and Capital Resources

The Company had cash of $2,165 as of July 31, 2009, compared to cash of $930 as of January 31, 2009. The Company had a working capital deficiency of $541,294 as of July 31, 2009, compared to working capital deficiency of $377,436 as of January 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of July 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of July 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NITRO PETROLEUM INCORPORATED

By:	/s/Larry Wise
Larry Wise, President

By:	/s/Shane Broesky
Shane Broesky, Chief Financial Officer

Date: September 18, 2009

INDEX TO EXHIBITS

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer	Filed herewith electronically

31.2	Rule 13a-14 Certification of Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith electronically

32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith electronically