Form 10-Q
period 2009-10-31
NITRO PETROLEUM INC.
filed 2009-12-21
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes ☐    No ☒

At December 18, 2009 there were 105,249,156 shares of the Registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS
Unaudited	Audited
October 31,	January 31,
ASSETS	2009	2009
Current
Cash	$ 3,486	$ 930
Accounts receivable	78,967	87,450
Total Current Assets	82,453	88,380

Property and equipment, net	53,304	57,280
Oil and gas properties, net
Using full cost accounting	436,002	806,125
Other asset	-	26,152
Total Assets	$ 571,759	$ 977,937

LIABILITIES
Current Liabilities
Cash overdraft	$ 1,187	$ 4,174
Accounts payable	377,760	393,038
Accrued expenses	16,724	-
Revenue payable	60,624	39,309
Due to related party	16,000	16,000
Short-term notes payable	-	13,295
472,295	465,816
Long-Term Liabilities
Employee incentive plan liability	-	94,500
Notes payable	160,351	-

Total Liabilities	632,646	560,316

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized:	2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding common shares
105,249,156 and 100,049,158 on October 31 and
January 31, 2009, respectively	105,249	100,049
Additional paid-in capital	4,618,476	4,327,676
Retained (deficit)	(4,784,612)	(4,010,104)
Total Stockholders' Equity (Deficit)	(60,887)	417,621
Total Liabilities And Stockholders' Equity	$ 571,759	$ 977,937

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Revenues
Oil and gas sales	$ 34,188	$ 84,695	$ 89,697	$ 293,911
Other	-	148	157	2,351

Total Revenues	34,188	84,843	89,854	296,262
Expenses
Lease operating	(20,239)	44,340	147,519	261,986
Production taxes	2,428	5,329	6,334	20,060
Depreciation, depletion and amortization	8,164	12,319	40,315	36,958
Interest expense	5,558	114,692	11,973	336,314
General and administrative	131,614	110,970	463,870	460,639
Impairment	150,000	-	150,000	-

Total Expenses	277,525	287,650	820,011	1,115,957

Loss before provision for income taxes	(243,337)	(202,807)	(730,157)	(819,695)

Loss on sale of oil and gas properties	-	-	(44,351)	-

Loss before provision for income taxes	(243,337)	(202,807)	(774,508)	(819,695)

Provision for income taxes	-	-	-	-

Net Loss	$ (243,337)	$ (202,807)	$ (774,508)	$ (819,695)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average number of shares
outstanding-basic and diluted	101,449,158	62,884,330	101,449,158	54,930,759

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	October 31,
	2009	2008

Operating Activities
Net loss for the period	$ (774,508)	$ (819,695)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	40,315	36,958
Share based compensation	201,500	144,000
Loss on sale of oil and gas properties	44,352	-
Donated interest	-	267,415
Impairment	150,000	-
Change in non-cash working capital balances related to operations
Accounts receivable	8,483	(394,993)
Accounts payable and accrued liabilities	1,446	630,818
Revenue payable	21,315
Other assets	-	(1,152)

Cash (used in) operating activities	(307,097)	(136,649)

Investing Activities
Acquisition of oil and gas properties	(60,567)	(36,935)
Acquisition of property and equipment	-	(55,573)
Proceeds from sale of oil and gas properties	200,000	-

Cash provided by (used in) investing activities	139,433	(92,508)

Financing Activities
Cash overdraft	(2,987)	-
Decrease in other assets	26,152	-
Payments on short term note payable	(13,295)	-
Proceeds from short term note payable	160,350	24,804

Cash provided by financing activities	170,220	24,804

Increase in cash during the period	2,556	(204,353)

Cash, beginning of the period	930	242,077

Cash, end of the period	$ 3,486	$ 37,724

See Accompanying Notes

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company’s financial position at October 31, 2009 and our income and cash flows for the nine months ended October 31, 2009 and 2008. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the financial statements included in the Company’s 2008 Annual Report on Form 10-K.

Note 2	Nature and Continuance of Operations

Nitro Petroleum Incorporated (the “Company”) was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Shawnee, Oklahoma. On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Incorporated. The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids. All business activities are conducted in Montana, Oklahoma, Texas and Alberta, Canada and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,784,612 since its inception, has a working capital deficiency of $389,842 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2009

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

Pursuant to the terms of the Memorandum of Understanding, the Company will acquire leases covering the initial 1600 acres and drill 10 wells on such acreage. The drilling of the initial 10 wells pursuant to the Memorandum of Understanding is referred to as “Phase One” of the development project contemplated by the Memorandum of Understanding. As consideration for assignment of leases covering the 1,600 acres that will be drilled in Phase One, the Company has paid REDS a $75,000 bonus. The payment of the bonus was contingent upon the Company’s receipt of title status reports for the Phase One tract and the assignment of unencumbered leases making up the Phase One tract to the Company. The Company has a right of first refusal on 10 more offset locations covering a total of 1,600 acres if it chooses to proceed with Phase Two of this project.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

e)

On October 31, 2009, the management of the Company recognized an impairment in value for the Moreland and Farley leases in the amount of $150,000 due to the inability of the leases to generate enough revenue to cover monthly operating expenses.

Note 4	Notes Payable

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest. At October 31, 2009, this note had accrued interest of $11,973.

Note 5	Property and Equipment

	October 31, 2009

		Accumulated
	Cost	Amortization

Land	$ 30,769	$ -
Office furniture	1,930	985
Computer	1,420	293
2007 Chevy Truck	26,749	6,286

	$ 60,868	$ 7,564

The Company has acquired property in Shawnee, Oklahoma in anticipation of building offices and a warehouse/yard facility.

Note 6	Stock Incentive Plan

The Board of Directors adopted the Nitro Petroleum Incorporated 2008 Stock Incentive Plan (the “Plan”) on July 10, 2008. The Plan will be administered by the Board of Directors, or a committee of the Board of Directors and all officers, employees, directors and individual consultants of the Company will be allowed to participate in the Plan. The Plan has a term of ten years. Accordingly, no grants may be made under the Plan after July 10, 2018, but the Plan will continue thereafter while previous grants remain subject to the Plan.

The aggregate number of shares of common stock available under the Plan is 2,500,000 shares. The Plan authorizes the Board of Directors to grant restricted stock award and stock options. The Board of Directors may not grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended under the Plan until such time that the Plan is approved by the Company’s stockholders. Until such time, the Board may only grant nonstatutory stock options (any stock option that is not an incentive stock option), and restricted stock under the Plan. All grants under the Plan will be made in the discretion of the Board of Directors.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

On July 10, 2008, the Company granted shares of restricted stock to the following officers and directors and in the amounts and subject to the vesting schedule set forth below:

Restricted	Shares
Plan Participant	Granted	Vesting Schedule

Larry Wise	1,500,000	1/3 Vested on grant date
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

Sharon Farris	150,000	1/3 Vested on grant date
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

James Kirby	50,000	1/3 Vested on grant date
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

William Thomas	50,000	1/3 Vested on grant date
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

Gunther Weisbrich	50,000	1/3 Vested on grant date
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

On August 25, 2009 the Company filed with the Securities and Exchange Commission Form S-8 changing the amount of shares available for the Plan to 10,000,000 shares.

On August 28, 2009, the Company issued 2,000,000 shares of common stock to James Mitchell and 2,000,000 shares of common stock to Lorne Torhjelm in exchange for consulting services from each for a six month term.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM FINANCIAL STATEMENTS

October 31, 2009

(Unaudited)

Note 7	Related Party Transactions

By a management agreement dated January 1, 2009, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year. The term may be renewed for further one year terms at the option of the Company.

During the nine months ended October 31, 2009, the Company incurred management fees charged by a director of the Company totaling $44,000 (2008: $64,660).

Included in accounts payable at October 31, 2009 is $16,000 (January 31, 2009: $16,000) due to a former director of the Company for management services.

Note 8	Departure of Directors or Certain Officers, Election of Directors and Appointment of Certain Officers

On September 16, 2009, James Kirby and Sharon Farris resigned as members of the Board of Directors of the Company, effective immediately.

Effective October 1, 2009, Mr. Larry Wise resigned from his position as President and Chief Executive Officer of the Company and Mr. Shane Broesky resigned from his position as Chief Financial officer of the Company.

Effective October 1, 2009, Mr. James G. Borem has been appointed as Director, President and Interim Chief Financial Officer of the Company, effective as of October 1, 2009.

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Overview

The following discussion and analysis is intended to help the reader understand the Company’s business, financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes included in this report, as well as the Company’s audited financial statements and the accompanying notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2009 (the “2008 Form 10-K”). The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in the Company’s Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the nine month periods ended October 31, 2009 and October 31, 2008 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Business

Montana

The Company located and was successful in obtaining an exploration opportunity in the Montana Powder River Basin. The Company intends to farm out the exploration and development rights while maintaining a 10 percent carried interest. Prospective farm – in partners are presently examining the project.

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

Financial Condition and Results of Operations

For the three months ended October 31, 2009, the Company had revenue of $34,188, as compared to $84,843 for the three months ended October 31, 2008.

For the nine months ended October 31, 2009, the Company had revenue of $89,854, as compared to $296,262 for the nine months ended October 31, 2008.

Cost of continued operations for the three months ended October 31, 2009 was $277,525 resulting in a net loss for the period of $243,337.

Cost of continued operations for the three months ended October 31, 2008 was $287,650 resulting in a net loss for the period of $202,807.

Cost of continued operations for the nine months ended October 31, 2009 was $820,011 resulting in a net loss for the period of $730,157.

Cost of continued operations for the nine months ended October 31, 2008 was $1,115,957 resulting in a net loss for the period of $819,695.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase. Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2010.

Liquidity and Capital Resources

The Company had cash of $3,486 as of October 31, 2009, compared to cash of $930 as of January 31, 2009. The Company had a working capital deficiency of $389,842 as of October 31, 2009, compared to working capital deficiency of $377,436 as of January 31, 2009.

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

Departure of Directors or Certain Officers, Election of Directors and Appointment of Certain Officers

On September 16, 2009, James Kirby and Sharon Farris resigned as members of the Board of Directors of the Company, effective immediately.

Effective October 1, 2009, Mr. Larry Wise resigned from his position as President and Chief Executive Officer of the Company and Mr. Shane Broesky resigned from his position as Chief

Financial Officer of the Company. Mr. Wise will continue to be in charge of all field operations for Oklahoma, Texas and Montana and will also remain on the Board of Directors of the Company.

Effective October 1, 2009, Mr. James G. Borem has been appointed as Director, President, Chief Executive Officer and Interim Chief Financial Officer of the Company, effective as of October 1, 2009. Mr. Borem, age 62, has over 40 years of experience in the Petroleum Industry. He has vast experience in the areas of Petroleum Valuations, Development, Financing, Budgeting, Marketing, Materials Procurement and Risk Management. Mr. Borem currently serves, and has served for the past five years, as President of Premier Operating Inc. and Providen Reserves Inc., two Oklahoma oil and gas service and production companies that are not affiliated with Nitro Petroleum Incorporated.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officer concluded that, as of October 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or contemplated.

Item 1.A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:	/s/ James G. Borem
James G. Borem
President, Chief Executive Officer and
Interim Chief Financial Officer

Date: December 18, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing
31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed electronically herewith
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed electronically herewith