Form 10-K
period 2010-01-31
NITRO PETROLEUM INC.
filed 2010-05-17
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 000-50932

Nitro Petroleum Incorporated
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0488493 (I.R.S. Employer Identification No.)

624 W. Independence, Suite 101 Shawnee, Oklahoma (Address of principal executive offices)	74804 (Zip Code)

Registrant's telephone number, including area code: (405) 273-9119

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No [X]

As of July 31, 2009 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $3,029,012 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board on July 31, 2009).

As of May 17, 2010, there were 121,249,157 shares of the registrant’s common stock outstanding.

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

Overview

Nitro Petroleum Incorporated is a development stage company engaged in the acquisition and exploration of gas and oil properties.  We were originally incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada.  We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.  Our principal offices are located at 624 W. Independence, Suite 101, Shawnee, OK 74804. Our telephone number is (405) 273-9119.

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

Employees

At May17, 2010, we had one full-time employee.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Corporate Office

We lease our corporate office located at 624 W. Independence, Suite 101, Shawnee, OK 74804.   Our corporate office is approximately 1,235 square feet and our annual rent is $5,100.  The current term of our lease expires October 1, 2010.

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

ITEM 4.   [REMOVED AND RESERVED]

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

	High	Low
Fiscal Year Ended January 31, 2010:
Quarter ending January 31, 2010	0.02	0.01
Quarter ending October 31, 2009	0.04	0.02
Quarter ended July 31, 2009	0.05	0.01
Quarter ended April 30, 2009	0.05	0.02

Fiscal Year ended January 31, 2009:
Quarter ending January 31, 2009	0.40	0.16
Quarter ending October 31, 2008	0.31	0.13
Quarter ended July 31, 2008	0.24	0.03
Quarter ended April 30, 2008	0.10	0.03

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

Equity Compensation Plan Information

The following table provides information for all equity compensation plans as of the fiscal year ended January 31, 2010, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rghts (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	700,000

Total	—	—	700,000

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

Nitro is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2010.  The Company may also use various debt instruments as well as public offerings to raise needed capital during 2010.

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

The Company is continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2010.  The Company may also use various debt instruments as well as public offerings to raise needed capital during 2010.

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

During the fourth quarter, the Company had raised approximately $250,000 by virtue of issuing debt and converting debt into capital stock. The capital stock conversion has had two traunches of $25,000 of debt converted into capital stock, one occurring during the fiscal year ended January 31, 2010 and the other subsequent to the year end.  The remaining $100,000 is expected to transact in the first three quarters of the year ending January 31, 2011.

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2010, the Company had revenue of $120,035 from production of oil and gas, as compared to $358,497 for the fiscal year ended January 31, 2009.

Cost of continued operations for the fiscal year ended January 31, 2010 was $953,228, resulting in a net loss for the period of $823,059.

Cost of continued operations for the fiscal year ended January 31, 2009 was $1,445,469, resulting in a net loss for the period of $1,084,474.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2011.

Liquidity and Capital Resources

The Company had a cash balance of $2,502 as of January 31, 2010, compared to cash balance of $930 as of January 31, 2009.  The Company had a working capital deficiency of $522,607 as of January 31, 2010, compared to working capital deficiency of $377,436 as of January 31, 2009.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's  rules and forms,  and that information is accumulated and communicated to its management, including its principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officer, the effectiveness of its disclosure controls and procedures as of January 31, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act. On May 17, 2010, our independent auditors sent us a letter identifying the following deficiencies which they believed to be a material weakness in our internal control over financial reporting: (i) the information received by our third party accountant is continually incomplete due to lack of communication; (ii) the investment in oil and gas properties is subject to quarterly ceiling tests but the Company has not developed methods to accurately prepare the computation; and (iii) the Company is the operator of certain wells and is responsible for the preparation of joint interest statements (JIBs) and revenue distributions.  The Company has encountered significant problems in collecting JIB amount and has recognized significant losses on the well operations. As a result, our Certifying Officer concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective.  We are taking steps to remedy these deficiencies as quickly as possible.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2010.  As described above, on May 17, 2010, the Company received a letter from its independent auditors identifying certain deficiencies that they believed to be a material weakness in our internal control over financial reporting.  As a result, management has concluded that the design and operations of our internal controls over financial reporting at January 31, 2010 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

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

Name	Age	Director Since	Position
James G. Borem	62	2009	Director, Chief Executive Officer and Interim Chief Financial Officer
Larry Wise	56	2007	Director
Gunther Weisbrich	57	2008	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

James G. Borem

James G. Borem was appointed to the Board and as our Chief Executive Officer and Interim Chief Financial Officer effective October 1, 2009.  Mr. Borem has over 40 years of experience in the Petroleum Industry. He has vast experience in the areas of Petroleum Valuations, Development, Financing, Budgeting, Marketing, Materials Procurement and Risk Management. Mr. Borem currently serves, and has served for the past five years, as President of Premier Operating Inc. and Providen Reserves Inc., two Oklahoma oil and gas service and production companies that are not affiliated with Nitro Petroleum Incorporated.

Larry Wise

Larry Wise was appointed as our President and Treasurer and appointed to the board of directors as of February 21, 2007.  Mr. Wise resigned his positions as President and Treasurer effective October 1, 2009 but remains on our Board of Directors. Mr. Wise has been involved in the Oil & Gas industry for 30 years. Larry started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 Larry became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980's. During the 1980's and 1990's Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Larry Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file.  For the fiscal year ending January 31, 2010, Mr. Borem filed one late Form 4.

Code of Ethics

Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the 2006 Annual Report and is incorporated by reference herein.  We will provide to any person, without charge, a copy of our Code of Ethics upon receipt of a written request addressed to Nitro Petroleum Incorporated, Attn: Corporate Secretary, 624 W. Independence, Suite 101, Shawnee, OK 74804.

Corporate Governance

We do not presently have any committees of our board of directors, including an audit committee, because our size makes it impractical to implement board committees at this point.

Leadership Structure of the Board

The chairman of our Board of Directors has the power to preside at all meetings of the Board. James G. Borem, our Chief Executive Officer and Interim Chief Financial Officer, serves as the chairman of our Board of Directors. Although our Board believes that the combination of the chairman and chief executive officer positions is appropriate for our company in the current circumstances, there is no corporate policy requiring those positions to be held by the same person.

Our Chief Executive Officer is appointed by the Board to manage our daily affairs and operations. We believe that Mr. Borem’s extensive industry experience and direct involvement in our operations make him best suited to serve as chairman in order to (i) lead the Board in productive, strategic planning, (ii) determine necessary and appropriate agenda items for meetings of the Board with input from both our independent directors and management, and (iii) determine and manage the amount of time and information devoted to discussion and analysis of agenda items and other matters that may come before the Board.

Risk Oversight

The Board considers oversight of our risk management efforts to be a responsibility of the entire Board. The Board’s role in risk oversight includes receiving regular reports from members of senior management on areas of material risk to us, including operational, financial, personnel, information technology, environmental, legal and regulatory, strategic and reputational risks. The full Board receives these reports from the appropriate members of management to enable the Board to understand our risk identification, risk management, and risk mitigation strategies.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Total ($)

James G. Borem, CEO and Interim CFO	2010	$26,000	-	$26,000
	2009	-	-	-
Larry Wise, Former CEO and Interim CFO	2010	59,500	-	59,500
	2009	64,659	90,000	154,659

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards pursuant to the 2008 Stock Incentive Plan.

Outstanding Equity Awards at January 31, 2010

The Company had no outstanding equity awards as of January 31, 2010.

Director Compensation for the Year Ended January 31, 2010

The members of our Board of Directors did not receive compensation for their service in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 17, 2010, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock.  The following table sets forth the number of shares of our common stock beneficially owned as of May 17, 2010, by each director, the named executive officer and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class

James G. Borem	0	*
Larry Wise	1,532,070	*
Gunther Weisbrich	50,000	*
All directors and executive officers as a group, including those named above (3 persons)	1,582,070	*

* The percentage of shares beneficially owned by such director or named executive officer does not exceed 1%.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that Gunther Weisbrich is an independent directors under the definition found in Nasdaq Rule 5605(a)(2).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company PC for the fiscal years ended January 31, 2010 and 2009:

	Years Ended January 31
	2010	2009

Audit Fees (1)	$22,500	$44,438
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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
10.2
Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006 (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.3
Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd. (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

10.4
Extension Agreement 2 dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note (filed as exhibit to our Form 10-KSB filed on May 18, 2007 and incorporated by reference herein)

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

NITRO PETROLEUM INCORPORATED

By: /s/ James G. Borem
James G. Borem
Chief Executive Officer and Interim Financial Officer

Date: May 17, 2010

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director, Chief Executive Officer and Interim Chief Financial Officer	May 17, 2010
James G. Borem

/s/ Larry Wise	Director	May 17, 2010
Larry Wise

/s/ Gunther Weisbrich	Director	May 17, 2010
Gunther Weisbrich

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Method of Filing
3.1	Articles of Incorporation	Incorporated herein by reference
3.2	Bylaws	Incorporated herein by reference
3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum	Incorporated herein by reference
10.1	Promissory Notes	Incorporated herein by reference
10.2	Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006	Incorporated herein by reference
10.3	Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd	Incorporated herein by reference
10.4	Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.5	Settlement Agreement and Mutual Release dated January 31, 2007	Incorporated herein by reference
10.6	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation	Incorporated herein by reference
10.8	Participation Agreement dated January 27, 2009 by and between Precision Petroleum Corporation and Nitro Petroleum Incorporated	Incorporated herein by reference
10.9	Memorandum of Understanding dated January 26, 2009 by and between the Company and REDS, LLC	Incorporated herein by reference
10.10	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Zander Investments Limited	Incorporated herein by reference

10.11	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Takam International Ltd.	Incorporated herein by reference
10.12	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Tucker Investments Corp.	Incorporated herein by reference

10.13	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and HB International Ltd.	Incorporated herein by reference
10.14	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Highlight Holdings Ltd.	Incorporated herein by reference
10.15	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and 658111 B.C. Ltd..	Incorporated herein by reference
10.16	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Paradisus Investment Corp.	Incorporated herein by reference
10.17	Nitro Petroleum Incorporated 2008 Stock Incentive Plan	Incorporated herein by reference
10.18	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Larry Wise	Incorporated herein by reference
10.19	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Sharon Farris	Incorporated herein by reference
10.20	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and James Kirby	Incorporated herein by reference
10.21	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and William Thomas	Incorporated herein by reference
10.22	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Gunther Weisbrich	Incorporated herein by reference
14	Code of Ethics	Incorporated herein by reference
31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

PART I – FINANCIAL INFORMATION
NITRO PETROLEUM INCORPORATED
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Nitro Petroleum Inc.
P.O. Box 35286
Tulsa, OK 74153

We have audited the accompanying balance sheets of Nitro Petroleum Inc. as of January 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Nitro Petroleum Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Inc. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2010 and 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
May 17, 2010

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31,
ASSETS	2010	2009

Current
Cash	$ 2,502	$ 930
Accounts receivable, net of allowance for uncollectible accounts of $301,700 in 2009	76,195	87,450
Total Current Assets	78,697	88,380

Property and equipment, net	51,978	57,280
Oil and gas properties, net - using full cost accounting	446,191	806,125
Other asset	-	26,152
Total Assets	$ 576,866	$ 977,937

LIABILITIES

Current Liabilities
Cash overdraft	$ -	$ 4,174
Accounts payable	268,946	393,038
Revenue payable	60,840	39,309
Due to related party	27,180	16,000
Short-term notes payable	244,338	13,295
	601,304	465,816

Long-Term Liabilities
Employee incentive plan liability	-	94,500
Total Liabilities	601,304	560,316

	STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
121,249,157 common shares (2009: 100,049,157)	121,249	100,049
Additional paid-in capital	4,687,476	4,327,676
Accumulated (deficit)	(4,833,163)	(4,010,104)
Total Stockholders' Equity (Deficit)	(24,438)	417,621
Total Liabilities And Stockholders' Equity (Deficit)	$ 576,866	$ 977,937

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2010	2009

Revenues
Oil and gas sales	$ 120,035	$ 358,497
Other	10,134	2,498

Total Revenues	130,169	360,995
Expenses
Lease operating	150,428	98,338
Production taxes	8,491	24,604
Depreciation, depletion and amortization	59,302	62,048
Impairment loss	150,000	-
Interest expense	17,690	336,559
General and administrative	567,317	923,920

Total Expenses	953,228	1,445,469

Loss before provision for income taxes	(823,059)	(1,084,474)

Provision for income taxes	-	-

Net Loss	$ (823,059)	$ (1,084,474)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	102,549,152	74,971,514

NITRO PETROLEUM INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended January 31, 2010 and 2009

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, as of January 31, 2008	48,540,000	$48,540	$1,001,193	$(2,925,630)	$(1,875,897)
Donated interest	-	-	267,415		267,415
Common stock issued for oil and gas properties	1,306,054	1,306	521,116		522,422
Stock incentive plan	600,000	600	107,400		108,000
Common stock issued for settlement of notes payable and accrued interest	49,602,103	49,603	2,430,552		2,480,155
Net loss for the year	-	-	-	(1,084,474)	(1,084,474)

Balance, as of January 31, 2009	100,048,157	100,049	4,327,676	(4,010,104)	417,621
Common stock issued for consulting fees	10,000,000	10,000	130,000		140,000
Stock incentive plan	1,200,000	1,200	214,800		216,000
Common stock issued for settlement of notes payable and accrued interest	10,000,000	10,000	15,000		25,000
Net loss for the year	-	-	-	(823,059)	(823,059)
Balance, as of January 31, 2010	121,248,157	$121,249	$4,687,476	$(4,833,163)	$ (24,438)

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2010	2009
Operating Activities
Net loss for the period	$ (823,059)	$ (1,084,474)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	59,302	62,048
Share based compensation	261,500	202,500
Provision for bad debts	-	301,700
Contributed interest	-	267,415
Impairment loss	150,000	-
Change in non-cash working capital balances related to operations
Accounts receivable	11,255	(376,149)
Other assets	26,152	(1,152)
Accounts payable and accrued liabilities	(107,754)	445,395
Revenue payable	21,531	39,309
Cash used in operating activities	(401,073)	(143,408)

Investing Activities
Acquisition of oil and gas properties	(44,066)	(51,071)
Proceeds from sale of oil and gas properties	200,000	-
Acquisition of property and equipment	-	(58,938)
Cash provided by (used in) investing activities	155,934	(110,009)

Financing Activities
Cash overdraft	(4,174)	4,174
Proceeds from short term note payable	239,705	13,295
Increase (decrease) in due to related party	11,180	(5,199)
Cash provided by financing activities	246,711	12,270

Increase (decrease) in cash during the year	1,572	(241,147)
Cash, beginning of the year	930	242,077
Cash, end of the year	$ 2,502	$ 930

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ 249	245

Non-cash investing and financing activities
Acquisition of oil and gas properties	$ -	$ (522,422)
Issuance of common stock	-	1,306
Additional paid-in capital	-	521,116
Settlement of promissory notes payable including
accrued interest	(25,000)	(2,480,155)
Issuance of common stock	10,000	49,603
Additional paid-in capital	15,000	2,430,552
Employee incentive plan liability	(94,500)
Additional paid-in capital	94,500
	$ -	$ -

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2010 the Company had not yet achieved profitable operations, has accumulated losses of $4,833,163 since its inception, has a working capital deficiency of $522,607 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations.  These unevaluated properties are assessed annually to ascertain whether impairment has occurred.  When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs are discounted to present value and compared to the carrying value of oil and gas properties.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At January 31, 2010, the Company’s estimate of asset retirement obligation was not material.

Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 (“ASC 360-10”), “Property, Plant and Equipment”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  At January 31, 2010, the company recognized an impairment charge of $150,000 related to the ceiling test limitations.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share” during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date.  Diluted loss per share has not been provided as it would be anti-dilutive.  As of January 31, 2010, the Company did not have any outstanding stock options or warrants.

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

Reclassifications

Certain amounts in the financial statements for 2009 have been reclassified to conform with 2010 presentation.

Recent Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.”  This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below.  The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies.  The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities.  The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

 In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

Note 3   Oil and Gas Properties

At January 31, 2010 and 2009 the producing and undeveloped oil and gas properties were as follows:

	2010	2009
Cost
Montana Properties	$ 62,266	$ 13,200
Oklahoma Properties	545,925	900,925
	608,191	914,125

Less: Accumulated depreciation, depletion and amortization	162,000	108,000

	$ 446,191	$ 806,125

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

The following are descriptions of the oil and gas activities in 2010 and 2009:

a)	Effective July 1 2007, the Company acquired a 6.375% working interest of a 79.125% net revenue interest in an oil and gas lease located in Garvin County, Oklahoma.

b)
On February 1, 2008, the Company purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 1,306,054 shares in exchange for a 25% gross working interest in producing wells and in undeveloped proved properties.  The shares exchanged have restrictions to sell such shares, varying from six months to one year.  Management has assigned a value of said properties at 40 cents per share for a total purchase price of $522,422.  On March 27, 2009, the Company sold one-half of their interest in these wells to Encore Resources Corporation for two hundred thousand dollars ($200,000).  The Company has the option and right within one year of closing to re-purchase the working interest in the properties sold for two hundred fifty thousand dollars ($250,000).

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
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

Note 4   Property and Equipment

	January 31, 2010		January 31, 2009
	Cost	Accumulated Amortization	Net	Net

Land	$30,769	$ -	$30,769	$30,769
Office furniture	1,930	1,040	890	1,112
Computer	1,420	360	1,060	1,325
2007 Chevy Truck	26,749	7,490	19,259	24,074
	$60,868	$ 8,890	$51,978	$57,280

Note 5   Notes Payable and Short-Term Financing

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation (CUYOR), in which CUYOR advanced the Company a total of $150,000 with a term of 18 months at 15% interest.  On January 12, 2010, the Company issued 10,000,000 share of common stock for $25,000.  The Company was also authorized to convert the Note (or any portion thereof), including any accrued but unpaid interest due thereunder, into shares of the Company common stock at $0.002 per share.  The Corporation and CUYOR may elect to convert the Note into shares of the Company common stock in various tranches, the terms of which shall be jointly agreed upon by the Company and CUYOR.  At January 31, 2010, this note had a balance of $141,337 and accrued interest of $1,104.

The company has also obtained financing of $103,001 at various dates from an unrelated third party during the year.  These balances are due on demand and are not interest bearing.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

In 2009 and 2008 the Company had related party notes, which were unsecured, interest at 4% per annum and were due on demand.  The 4% interest was not considered to properly reflect a market rate of interest therefore additional interest was accrued and the excess amount was recorded by the Company as donated interest, which is included in additional paid in capital in 2009.

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

At January 31, 2009, the Company had a 7.5% commercial loan payable to a financial institution in the amount of $13,295 due May 5, 2009.  This loan was paid in full on May 15, 2009.

Note 6   Income Taxes

At January 31, 2010, the Company has accumulated net operating loss carry forwards totaling $2,939,418, which may be applied against future years income and expire commencing in 2024.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2010	2009

Future income tax assets
Net tax operating loss carryforward	$ 999,402	$ 866,488
Other	381	381
Oil and gas properties	220,248	163,299
Less: Valuation allowance	(1,220,031)	(1,030,168)
	$ -	$ -

The Company recorded no income tax expense for the years ended January 31, 2010 and 2009, as a result of the net loss recognized in each of these years.  Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2010 Amount	2009 Amount

Income tax benefit computed at the statutory rate of 34%	$ 279,840	$ 368,721
Increase (reduction) in tax benefit
Resulting from:

Permanent items	(89,977)	(91,839)
Valuation allowance	(189,863)	(276,882)
Income tax benefit	$ -	$ -

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

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
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted.  A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities.  Other factors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted.  Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.  The expense related to these awards were $121,500 and $202,500 for the years ended January 31, 2010 and 2009, respectively.

On June 11, 2009, the Board of Directors of the Company approved the accelerated vesting of all unvested restricted stock which was previously granted to the Company’s directors and officers pursuant to the Company’s plan.  As a result of the accelerated vesting, all 2,000,000 shares of unvested restricted stock became immediately vested and issuable.

On August 25, 2009 the Company filed with the Securities and Exchange Commission Form S-8 changing the amount of shares available for the Plan to 10,000,000 shares.

On August 28, 2009, the Company issued 2,000,000 shares of common stock to James Mitchell and 2,000,000 shares of common stock to Lorne Torhjelm in exchange for consulting services from each for a six month term.  The company recognized expense related to these issuances of $80,000 for the year ended January 31, 2010.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

On January 21, 2010, the Company issued 6,000,000 shares of common stock to Richard Smith in exchange for consulting services. Mr. Smith will assist the Company in evaluating requirements for growth and expansion of the Company’s operations and assist in identifying potential business opportunities.  The expense related to this issuance was $60,000 for the year ended January 31, 2010.

Note 8   Related Party Transactions

During the year ended January 31, 2010 and 2009, the Company incurred management fees charged by a director of the Company totaling $59,500 and $64,660.

Included in due to related party are amounts due to a Director of the Company as of January 31, 2010 in the amount of $16,000 ($16,000, January 31, 2009) and to Precision Petroleum Corporation, a related party in the amount of $11,180 as of January 31, 2010.

Note 9   Subsequent Events

The Company sold all of their interest in the Nancy Hubbard, Walker and Crouch’s 1 and 2 wells for $20,300.  This sale closed on April 22, 2010.

In May 2009, the FASB issued Accounting Standards Codification (“ASC)  855.10, Subsequent Events.  ASC 855.10 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption in the fourth quarter 2010 did not have any material impact on the Company’s financial statements.  Accordingly, the Company evaluated subsequent events through May 17, 2010, the date the financial statements were issued.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Note 10   Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2010	2009

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2010 and 2009
Unproved oil and gas properties	$ -	$ -
Proved oil and gas properties	608,191	914,125
Support equipment and facilities	-	-
	608,191	914,125
Less accumulated depreciation, depletion amortization, and impairment	(162,000)	(108,000)
Net capitalized costs	$ 446,191	$ 806,125

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2010 and 2009
Property acquisition costs
Proved	$ -	$ -
Unproved	$ -	$ -
Exploration costs	$ -	$ -
Development costs	$ 44,060	$ 573,493
Amortization rate per equivalent barrel of production	$ 23	$ 12

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2009 and 2008
Oil and gas sales	$ 120,035	$ 358,497
Production costs	158,919	122,942
Impairment loss	150,000	-
Depreciation, depletion and amortization	54,000	59,000
	(242,884)	176,555
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$ (242,884)	$ 176,555

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

	2010		2009
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	83,088	71,156	204,997	86,427
Revisions of previous estimates	(64,550)	(39,432)	(118,803)	(6,273)
Improved recovery
Purchases of minerals in place	-	-	-	-
Extensions and discoveries	-	-	-	-
Production	(1,971)	(2,332)	(3,106)	(8,998)
Sales of minerals in place
End of year	16,567	29,392	83,088	71,156
Proved developed reserves
Beginning of year	31,069	41,638	75,354	56,909
End of year	10,473	14,228	31,069	41,638
Standardized Measure of Discounted Future
Net Cash Flows at January 31, 2010 and 2009
Future cash inflows		$ 1,360,093		$ 3,763,115
Future production costs		349,525		1,090,759
Future development costs		46,750		410,000
Future income tax expenses		-		769,200
Future net cash flows		963,818		1,493,156
10% annual discount for estimated timing of cash flows		(314,317)		(477,810)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$ 649,501		$ 1,015,810
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2010 and 2009
Beginning of years		$ 1,015,346		$ 6,157,389
Sales of oil and gas produced, net of production costs		38,884		(235,555)
Net changes in prices and production costs		1,116,201		(2,097,672)
Extensions, discoveries, and improved recovery, less related costs		-		-
Development costs incurred during the year which were previously estimated		44,066		51,071
Net change in estimated future development costs		319,184		1,386,429
Revisions of previous quantity estimates		(2,816,873)		(11,262917)
Net change from purchases and sales of minerals in place		-		-
Change of discount		163,493		2,882,661
Net change in income taxes		769,200		4,133,940
Other		-		-
End of years		$ 649,501		$ 1,015,346