Form 10-K/A
period 2010-01-31
NITRO PETROLEUM INC.
filed 2010-05-25
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
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

Overview

Nitro Petroleum Incorporated is a company engaged in the acquisition and exploration of gas and oil properties.  We were originally incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada.  We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.  Our principal offices are located at 624 W. Independence, Suite 101, Shawnee, OK 74804. Our telephone number is (405) 273-9119.

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

Oklahoma Property

On December 18, 2006, we acquired three producing leases in Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 500,000 shares of our common stock and warrants to purchase 500,000 of our common stock to Bridge Capital Inc., a private offshore corporation.  On January 31, 2010, we recorded a $150,000 impairment on these three leases: $80,00 on East Moreland and West Moreland leases; and $70,000 on the Farley lease.  This impairment fully impaired the Farley lease.

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

ITEM 3.   LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

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

Date: May 25, 2010

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director, Chief Executive Officer and Interim Chief Financial Officer	May 25, 2010
James G. Borem

/s/ Larry Wise	Director	May 25, 2010
Larry Wise

/s/ Gunther Weisbrich	Director	May 25, 2010
Gunther Weisbrich

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Method of Filing
3.1	Articles of Incorporation	Incorporated herein by reference
3.2	Bylaws	Incorporated herein by reference
3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum	Incorporated herein by reference
10.1	Promissory Notes	Incorporated herein by reference
10.2	Agreement for the acquisition of the Moreland and Farley Leases by Nitro Petroleum Incorporated dated December 18, 2006	Incorporated herein by reference
10.3	Consulting Agreement dated February 28, 2007 between Nitro Petroleum Incorporated and T. Kozub Enterprises Ltd	Incorporated herein by reference
10.4	Extension Agreement 2dated February 28, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.5	Settlement Agreement and Mutual Release dated January 31, 2007	Incorporated herein by reference
10.6	Extension Agreement 3 dated November 1, 2007 between Nitro Petroleum Incorporated and Quantum Energy inc. including a promissory note	Incorporated herein by reference
10.7	Mutual release dated September 27, 2007 between the Company and ReoStar Energy Corporation	Incorporated herein by reference
10.8	Participation Agreement dated January 27, 2009 by and between Precision Petroleum Corporation and Nitro Petroleum Incorporated	Incorporated herein by reference
10.9	Memorandum of Understanding dated January 26, 2009 by and between the Company and REDS, LLC	Incorporated herein by reference
10.10	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Zander Investments Limited	Incorporated herein by reference

10.11	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Takam International Ltd.	Incorporated herein by reference
10.12	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Tucker Investments Corp.	Incorporated herein by reference

10.13	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and HB International Ltd.	Incorporated herein by reference
10.14	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Highlight Holdings Ltd.	Incorporated herein by reference
10.15	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and 658111 B.C. Ltd..	Incorporated herein by reference
10.16	Promissory Note Settlement Agreement dated December 5, 2008 between the Company and Paradisus Investment Corp.	Incorporated herein by reference
10.17	Nitro Petroleum Incorporated 2008 Stock Incentive Plan	Incorporated herein by reference
10.18	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Larry Wise	Incorporated herein by reference
10.19	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Sharon Farris	Incorporated herein by reference
10.20	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and James Kirby	Incorporated herein by reference
10.21	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and William Thomas	Incorporated herein by reference
10.22	Restricted Stock Award Agreement dated July 10, 2008 between the Corporation and Gunther Weisbrich	Incorporated herein by reference
14	Code of Ethics	Incorporated herein by reference
31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

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

/s/Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
May 17, 2010

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31,
ASSETS	2010	2009

Current
Cash	$ 2,502	$ 930
Accounts receivable, net of allowance for	76,195	87,450
uncollectible accounts of $0 in 2010 ($301,700 in 2009)

Total Current Assets	78,697	88,380

Property and equipment, net	51,978	57,280
Oil and gas properties, net - using full cost accounting	446,191	806,125
Other asset	-	26,152

Total Assets	$ 576,866	$ 977,937

LIABILITIES

Current Liabilities
Cash overdraft	$ -	$ 4,174
Accounts payable	268,946	393,038
Revenue payable	60,840	39,309
Due to related party	27,180	16,000
Short-term notes payable	244,338	13,295

	601,304	465,816

Long-Term Liabilities
Employee incentive plan liability	-	94,500

Total Liabilities	601,304	560,316

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

NITRO PETROLEUM INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended January 31, 2010 and 2009

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, as of January 31, 2008	48,540,000	$ 48,540	$ 1,001,193	$ (2,925,630)	$ (1,875,897)
Donated interest	-	-	267,415		267,415
Common stock issued for oil and
gas properties	1,306,054	1,306	521,116		522,422
Stock incentive plan	600,000	600	107,400		108,000
Common stock issued for settlement of
notes payable and accrued interest	49,602,103	49,603	2,430,552		2,480,155
Net loss for the year	-	-	-	(1,084,474)	(1,084,474)

Balance, as of January 31, 2009	100,048,157	100,049	4,327,676	(4,010,104)	417,621
Common stock issued for consulting fees	10,000,000	10,000	130,000		140,000
Stock incentive plan	1,200,000	1,200	214,800		216,000
Common stock issued for settlement of					-
notes payable and accrued interest	10,000,000	10,000	15,000		25,000
Net loss for the year	-	-	-	(823,059)	(823,059)
Balance, as of January 31, 2010	121,248,157	$ 121,249	$ 4,687,476	$ (4,833,163)	$ (24,438)

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2010	2009

Operating Activities
Net loss for the period	$ (823,059)	$ (1,084,474)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	59,302	62,048
Share based compensation	261,500	202,500
Provision for bad debts	-	301,700
Contributed interest	-	267,415
Impairment loss	150,000	-
Change in non-cash working capital balances related to operations
Accounts receivable	11,255	(376,149)
Other assets	26,152	(1,152)
Accounts payable and accrued liabilities	(107,754)	445,395
Revenue payable	21,531	39,309

Cash used in operating activities	(401,073)	(143,408)

Investing Activities
Acquisition of oil and gas properties	(44,066)	(51,071)
Proceeds from sale of oil and gas properties	200,000	-
Acquisition of property and equipment	-	(58,938)

Cash provided by (used in) investing activities	155,934	(110,009)

Financing Activities
Cash overdraft	(4,174)	4,174
Proceeds from short term note payable	239,705	13,295
Increase (decrease) in due to related party	11,180	(5,199)

Cash provided by financing activities	246,711	12,270

Increase (decrease) in cash during the year	1,572	(241,147)

Cash, beginning of the year	930	242,077

Cash, end of the year	$ 2,502	$ 930

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ 249	$ 245

Non-cash investing and financing activities
Acquisition of oil and gas properties	$ -	$ (522,422)
Issuance of common stock	-	1,306
Additional paid-in capital	-	521,116
Settlement of promissory notes payable including
accrued interest	(25,000)	(2,480,155)
Issuance of common stock	10,000	49,603
Additional paid-in capital	15,000	2,430,552
Employee incentive plan liability	(94,500)	-
Additional paid-in capital	94,500	-
	$ -	$ -

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
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted.  A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities.  Other factors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted.  Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.  The expenses related to these awards were $121,500 and $202,500 for the years ended January 31, 2010 and 2009, respectively.

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

Note 9   Subsequent Events

The Company sold all of their interest in the Moreland and Farley leases effective March 1, 2010 for $100,000.

The Company sold all of their interest in the Nancy Hubbard, Walker and Crouch’s 1 and 2 wells for $20,300.  This sale closed on April 22, 2010.

In May 2009, the FASB issued Accounting Standards Codification (“ASC)  855.10, Subsequent Events.  ASC 855.10 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption in the fourth quarter 2010 did not have any material impact on the Company’s financial statements.  Accordingly, the Company evaluated subsequent events through May 24, 2010, the date the financial statements were issued.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

Note 10   Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2010	2009

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2010 and 2009
Unproved oil and gas properties	$ -	$ -
Proved oil and gas properties	608,191	914,125
Support equipment and facilities	-	-
	608,191	914,125
Less accumulated depreciation, depletion amortization, and impairment	(162,000)	(108,000)
Net capitalized costs	$ 446,191	$ 806,125

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2010 and 2009
Property acquisition costs
Proved	$ -	$ -
Unproved	$ -	$ -
Exploration costs	$ -	$ -
Development costs	$ 44,060	$ 573,493
Amortization rate per equivalent barrel of production	$ 23	$ 13

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2009 and 2008
Oil and gas sales	$ 120,035	$ 358,497
Production costs	158,919	122,942
Impairment loss	150,000	-
Depreciation, depletion and amortization	54,000	59,000
	(242,884)	176,555
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$ (242,884)	$ 176,555

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2010 and 2009

	2010		2009
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Proved developed and undeveloped reserves
Beginning of year	83,088	71,156	204,997	86,427
Revisions of previous estimates	(64,867)	(39,865)	(118,803)	(6,273)
Improved recovery
Purchases of minerals in place	-	-	-	-
Extensions and discoveries	-	-	-	-
Production	(1,971)	(2,332)	(3,106)	(8,998)
Sales of minerals in place
End of year	16,250	28,959	83,088	71,156
Proved developed reserves
Beginning of year	31,069	41,638	75,354	56,909
End of year	10,213	13,968	31,069	41,638
Standardized Measure of Discounted Future
Net Cash Flows at January 31, 2010 and 2009
Future cash inflows		$ 1,153,515		$ 3,763,115
Future production costs		334,886		1,090,759
Future development costs		46,750		410,000
Future income tax expenses		-		769,200
Future net cash flows		793,689		1,493,156
10% annual discount for estimated timing of cash flows		(255,768)		(477,810)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$ 537,921		$ 1,015,346
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2010 and 2009
Beginning of years		$ 1,015,346		$ 6,157,389
Sales of oil and gas produced, net of production costs		38,884		(235,555)
Net changes in prices and production costs		939,404		(2,097,672)
Extensions, discoveries, and improved recovery, less related costs		-		-
Development costs incurred during the year which were previously estimated		44,066		51,071
Net change in estimated future development costs		319,184		1,386,429
Revisions of previous quantity estimates		(2,810,205)		(11,262,917)
Net change from purchases and sales of minerals in place		-		-
Change of discount		222,042		2,882,661
Net change in income taxes		769,200		4,133,940
Other		-		-
End of years		$ 537,921		$ 1,015,346

Correction To Reserves

The reserve information set forth above has been corrected to reflect changes in oil and gas pricing used to value the reserves. The change in pricing was required in order to be in compliance with standards of valuation prescribed by the SEC.