Form 10-Q
period 2010-04-30
NITRO PETROLEUM INC.
filed 2010-06-21
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
OR
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

At June 18, 2010 there were 131,249,157 shares of the Registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	Unaudited	Audited
	April 30,	January 31,
ASSETS	2010	2010
Current
Cash	$ 52,409	$ 2,502
Accounts receivable	124,667	76,195

Total Current Assets	177,076	78,697

Property and equipment, net	50,918	51,978
Oil and gas properties, net - using full cost accounting	321,837	446,191

Total Assets	$ 549,831	$ 576,866

LIABILITIES

Current Liabilities
Accounts payable	$ 213,345	$ 268,946
Revenue payable	68,507	60,840
Due to related party	16,000	27,180
Short-term notes payable	364,275	244,338

Total Liabilities	662,127	601,304

	STOCKHOLDERS' (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
131,249,157 and 121,249,157 on April 30 and
January 31, 2010, respectively	131,249	121,249
Additional paid-in capital	4,702,476	4,687,476
Accumulated (deficit)	(4,946,021)	(4,833,163)
Total Stockholders' (Deficit)	(112,296)	(24,438)

Total Liabilities And Stockholders' (Deficit)	$ 549,831	$ 576,866

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended
	April 30
	2010	2009

Revenues
Oil and gas sales	$ 21,562	$ 27,055
Other	-	143

Total Revenues	21,562	27,198
Expenses
Lease operating	9,195	43,230
Production taxes	1,486	1,927
Depreciation, depletion and amortization	5,114	16,076
Loss on sale of oil and gas properties	-	44,352
Interest expense	4,980	229
General and administrative	113,645	93,204

Total Expenses	134,420	199,018

Loss before provision for income taxes	(112,858)	(171,820)

Provision for income taxes	-	-

Net Loss	$ (112,858)	$ (171,820)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding-basic and diluted	123,833,427	100,049,158

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended
	April 30,
	2010	2009

Operating Activities
Net loss for the period	$ (112,858)	$ (171,820)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	5,114	16,076
Share based compensation	-	27,000
Loss on sale of oil and gas properties	-	44,352
Change in non-cash working capital balances related to operations
Accounts receivable	(48,472)	(34,673)
Accounts payable and accrued liabilities	(50,664)	(96,783)
Revenue payable	7,667	-

Cash used in operating activities	(199,213)	(215,848)

Investing Activities
Acquisition of oil and gas properties	-	(96,997)
Proceeds from sale of oil and gas properties	120,300	200,000

Cash provided by investing activities	120,300	103,003

Financing Activities
Cash overdraft	-	(4,174)
Payments on shrot term note payable	-	(9,923)
Proceeds from short term note payable	140,000	150,000
Decrease in due to related party	(11,180)	-

Cash provided by financing activities	128,820	135,903

Increase in cash during the period	49,907	23,058

Cash, beginning of the period	2,502	930

Cash, end of the period	$ 52,409	$ 23,988

See Accompanying Notes

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2010

Note 1             Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2010 and our income and cash flows for the three months ended April 30, 2010 and 2009. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements.  Accordingly, these financial statements should be read with the financial statements included in our 2009 Annual Report on Form 10-K/A.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $4,946,021 since its inception, has a working capital deficiency of $485,051 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2010

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
April 30, 2010

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

e)
On February 26, 2010, the Company sold all of its interest in the Moreland and Farley leases for $100,000.  The Company received two payments amounting to $66,666, with a final payment of $33,334 due in May 2010.

Note 4	Notes Payable

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest.  At April 30, 2010, this note had a balance of $121,274 and has accrued interest in the amount of  $1,146.

The Company also has various short term obligations with different entities, all of which bear zero percent interest rates and are due upon demand.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2010

Note 5             Property and Equipment

	April 30, 2010
	Cost	Accumulated Amortization

Land	$30,769	$ -
Office furniture	1,930	1,085
Computer	1,420	413
2007 Chevy Truck	26,749	8,452
	$60,868	$ 9,951

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
NOTES TO THE INTERIM FINANCIAL STATEMENTS
April 30, 2010

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
April 30, 2010

On January 21, 2010, the Company issued 6,000,000 shares of common stock to Richard Smith in exchange for consulting services. Mr. Smith will assist the Company in evaluating requirements for growth and expansion of the Company’s operations and assist in identifying potential business opportunities.  The expense related to this issuance was $60,000 for the year ended January 31, 2010.

Note 7	Related Party Transactions

By a management agreement dated January 1, 2010, the Company agreed to pay a director of the company management fees of $4,000 per month for management services for a term of one year.  The term may be renewed for further one year terms at the option of the Company.

During the three months ended April 30, 2010, the Company incurred management fees charged by a director of the Company totalling $21,000 (2009: $14,000).

Included in accounts payable at April 30, 2010 is $16,000 (January 31, 2010: $16,000) due to a former director of the Company for management services.

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

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Note 10	Subsequent Events

The Company has determined that there were no subsequent events that warrant disclosure or recognition in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Overview

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our annual report on Form 10-K/A for the year ended January 31, 2010 (the “2009 Form 10-K/A”).  The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Form 10-K/A, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three month periods ended April 30, 2010 and April 30, 2009 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

For the three months ended April 30, 2010, the Company had revenue of $21,562, as compared to $27,198 for the three months ended April 30, 2009.

Cost of continued operations for the three months ended April 30, 2010 was $134,420 resulting in a net loss for the period of $112,858.

Cost of continued operations for the three months ended April 30, 2009 was $199,018 resulting in a net loss for the period of $171,820.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2011.

Liquidity and Capital Resources

The Company had cash of $52,409 as of April 30, 2010, compared to cash of $2,502 as of January 31, 2010.  The Company had a working capital deficiency of $485,051 as of April 30, 2010, compared to working capital deficiency of $522,607 as of January 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officer concluded that, as of April 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or contemplated.

Item 1.A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [RESERVED AND REMOVED]

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

Date: June 21, 2010

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically