Form 10-Q
period 2010-07-31
NITRO PETROLEUM INC.
filed 2010-09-27
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”) in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

At September 24, 2010 there were 131,249,157 shares of the Registrant’s Common Stock outstanding.

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS
	Unaudited	Audited
	July 31,	January 31,
ASSETS	2010	2010
Current
Cash	$ 74,485	$ 2,502
Accounts receivable	73,179	76,195

Total Current Assets	147,664	78,697

Property and equipment, net	50,079	51,978
Oil and gas properties, net - using full cost accounting	313,818	446,191

Total Assets	$ 511,561	$ 576,866

LIABILITIES
Current Liabilities
Accounts payable	$ 278,306	$ 268,946
Revenue payable	77,530	60,840
Due to related party	16,500	27,180
Short-term notes payable	364,275	244,338

Total Liabilities	736,611	601,304

	STOCKHOLDERS' (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
140,024,156 and 121,249,157 on July 31 and
January 31, 2010, respectively	140,024	121,249
Additional paid-in capital	4,746,351	4,687,476
Accumulated (deficit)	(5,111,425)	(4,833,163)

Total Stockholders' (Deficit)	(225,050)	(24,438)

Total Liabilities And Stockholders' (Deficit)	$ 511,561	$ 576,866

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues
Oil and gas sales	$ 28,696	$ 28,454	$ 50,258	$ 55,509
Lease operating income	18,260	-	18,260	-
Other	-	14	-	157

Total Revenues	46,956	28,468	68,518	55,666
Expenses
Lease operating	13,589	124,529	22,785	167,758
Production taxes	(4,391)	1,980	(2,906)	3,906
Intangible drilling cost	8,746	-	8,747	-
Depreciation, depletion and amortization	10,141	16,076	15,255	32,151
Interest expense	11,209	6,186	16,189	6,415
General and administrative	173,065	223,135	286,710	328,505

Total Expenses	212,359	371,906	346,780	538,735

Loss before provision for income taxes	(165,403)	(343,438)	(278,262)	(483,069)

Loss on sale of oil and gas properties	-	-	-	44,352

Loss before provision for income taxes	(165,403)	(343,438)	(278,262)	(527,421)

Provision for income taxes	-	-	-	-

Net Loss	$ (165,403)	$ (343,438)	$ (278,262)	$ (527,421)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	133,442,906	100,649,158	128,217,013	100,392,015

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited
	Six Months Ended
	July 31,
	2010	2009
Operating Activities
Net loss for the period	$ (278,262)	$ (527,421)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	15,255	32,151
Share based compensation	52,650	121,500
Loss on sale of oil and gas properties	-	44,352
Change in non-cash working capital balances related to operations
Accounts receivable	3,016	38,994
Accounts payable and accrued liabilities	14,297	(30,736)
Revenue payable	16,690	23,427

Cash used in operating activities	(176,354)	(297,733)

Investing Activities
Acquisition of oil and gas properties	(1,283)	(60,591)
Proceeds from sale of oil and gas properties	120,300	200,000

Cash provided by investing activities	119,017	139,409

Financing Activities
Proceeds from related party note	500	-
Payments on related party note	(11,180)	-
Cash overdraft	-	(3,298)
Decrease in other assets	-	26,152
Payments on short term note payable	-	(13,295)
Proceeds from short note payable	140,000	150,000

Cash provided by financing activities	129,320	159,559

Increase in cash during the period	71,983	1,235

Cash, beginning of the period	2,502	930

Cash, end of the period	$ 74,485	$ 2,165

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ -	$ -

Non-cash investing and financing activities:
Accrued interest	$ (4,937)	$ -
Short term notes payable	(20,063)	-
Common stock issued for debt settlement	10,000	-
Additional paid in capital for debt settlement	15,000	-

	$ -	$ -

SEE ACCOMPANYING NOTES

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 1   Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2010 and our income and cash flows for the six months ended July 31, 2010 and 2009. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of July 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $5,111,425 since its inception, has a working capital deficiency of $588,947 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2010
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
July 31, 2010
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

Note 4   Notes Payable

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest.  At July 31, 2010, this note had a balance of $121,274 and has accrued interest in the amount of $1,146.

The Company also has various short term obligations with different entities, all of which bear zero percent interest rates and are due upon demand.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Note 5   Property and Equipment

	July 31, 2010
	Cost	Accumulated Amortization

Land	$ 30,769	$ -
Office furniture	1,930	1,218
Computer	1,420	572
2007 Chevy Truck	26,749	8,999
	$ 60,869	$ 10,789

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
July 31, 2010
(Unaudited)

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
July 31, 2010
(Unaudited)

On January 21, 2010, the Company issued 6,000,000 shares of common stock to Richard Smith in exchange for consulting services. Mr. Smith will assist the Company in evaluating requirements for growth and expansion of the Company’s operations and assist in identifying potential business opportunities.  The expense related to this issuance was $60,000 for the year ended January 31, 2010.

The Board of Directors adopted the Nitro Petroleum Incorporated 2010 Stock Incentive Plan (the “Plan”) on July 30, 2010.  The Plan will be administered by the Board of Directors, or a committee of the Board of Directors and all officers, employees, directors and individual consultants of the Corporation will be allowed to participate in the Plan.  The Plan has a term of ten years.  Accordingly, no grants may be made under the Plan after July 30, 2020, but the Plan will continue thereafter while previous grants remain subject to the Plan.

The aggregate number of shares of common stock available under the Plan is 17,500,000 shares. The Plan authorizes the Board of Directors to grant restricted stock award and stock options. The Board of Directors may not grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended under the Plan until such time that the Plan is approved by the Corporation’s stockholders. Until such time, the Board may only grant nonstatutory stock options (any stock option that is not an incentive stock option), and restricted stock under the Plan. All grants under the Plan will be made in the discretion of the Board of Directors.

On July 1, 2010, the Company issued 8,750,000 shares to management for consulting services and 25,000 shares to one director of the Company.  The expense related to this issuance was $52,650 for the quarter ended July 31, 2010.

Note 7   Related Party Transactions

By a management agreement dated July 31, 2010, the Company agreed to pay a director of the company management fees of $4,500 per month for management services and a vehicle allowance of $500 per month for a term of one year.  The company shall also issue a total of 2,500,000 shares of the Company’s common stock to the director. The term may be renewed for further one year terms at the option of the Company.

During the six months ended July 31, 2010, the Company incurred management fees charged by a director of the Company totaling $45,250 (2009: $14,000).

By a management agreement dated July 31, 2010, the Company agreed to pay the President of the company management fees of $5,500 per month for management services and a vehicle allowance of $700 per month for a term of one year.  The company shall also issue a total of 6,000,000 shares of the Company’s common stock to the President.  The term may be renewed for further one year terms at the option of the Company.

During the six months ended July 31, 2010, the Company incurred management fees charged by the President of the Company totaling $65,500 (2009: $0).

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)

Included in accounts payable at July 31, 2010 is $16,000 (January 31, 2010: $16,000) due to a director of the Company for management services.

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

Note 10   Subsequent Events

The company has evaluated subsequent events through September 24, 2010, the date which the financial statements were available to be issued.  The Company signed a purchase and sale agreement with DWJS, Inc. to purchase oil and gas leases located in Garvin County, Oklahoma.  The purchase includes seven producing wells along with all well equipment located on each lease.  The seller of this property will retain a 20% carried working interest to the tanks.  Nitro will finance this acquisition through the sale 60% of the working interest to third party investors and shall retain a 20% working interest for their efforts.

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

The financial information with respect to the six month periods ended July 31, 2010 and July 31, 2009 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

For the three months ended July 31, 2010, the Company had revenue of $46,956, as compared to $28,468 for the three months ended July 31, 2009.

For the six months ended July 31, 2010, the Company had revenue of $68,518, as compared to $55,666 for the six months ended July 31, 2009.

Cost of continued operations for the three months ended July 31, 2010 was $212,359 resulting in a net loss for the period of $165,403.

Cost of continued operations for the three months ended July 31, 2009 was $371,906 resulting in a net loss for the period of $343,438.

Cost of continued operations for the six months ended July 31, 2010 was $346,780 resulting in a net loss for the period of $278,262.

Cost of continued operations for the six months ended July 31, 2009 was $538,735 resulting in a net loss for the period of $527,421.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2011.

Liquidity and Capital Resources

The Company had cash of $74,485 as of July 31, 2010, compared to cash of $2,502 as of January 31, 2010.  The Company had a working capital deficiency of $588,947 as of July 31, 2010, compared to working capital deficiency of $522,607 as of January 31, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officer concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: September 27, 2010

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically