Form 10-Q
period 2010-10-31
NITRO PETROLEUM INC.
filed 2010-12-15
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
OR
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

At December 14, 2010 there were 140,024,156 shares of the Registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS
	Unaudited	Audited
	October 31,	January 31,
ASSETS	2010	2010
Current
Cash	$ 98,122	$ 2,502
Accounts receivable	175,316	76,195

Total Current Assets	273,438	78,697

Property and equipment, net	48,797	51,978
Oil and gas properties, net - using full cost accounting	315,538	446,191

Total Assets	$ 637,773	$ 576,866

LIABILITIES

Current Liabilities
Accounts payable	$ 304,737	$ 268,946
Lease development liability	192,454	-
Revenue payable	83,601	60,840
Due to related party	8,000	27,180
Short-term notes payable	364,275	244,338

Total Liabilities	953,067	601,304

	STOCKHOLDERS' (DEFICIT)
Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
140,024,156 and 121,249,157 on October 31 and
January 31, 2010, respectively	140,024	121,249
Additional paid-in capital	4,746,351	4,687,476
Accumulated (deficit)	(5,201,669)	(4,833,163)

Total Stockholders' (Deficit)	(315,294)	(24,438)

Total Liabilities And Stockholders' (Deficit)	$ 637,773	$ 576,866

See accompanying notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Revenues
Oil and gas sales	$ 27,956	$ 34,188	$ 78,214	$ 89,697
Lease operating income	23,650	-	41,910	-
Other	-	-	-	157

Total Revenues	51,606	34,188	120,124	89,854
Expenses
Lease operating	17,252	(20,239)	40,037	147,519
Production taxes	1,694	2,428	(1,212)	6,334
Intangible drilling cost	-	-	8,747	-
Depreciation, depletion and amortization	9,978	8,164	25,233	40,315
Interest expense	7,692	5,558	23,881	11,973
General and administrative	105,234	131,614	391,944	463,870
Impairment	-	150,000	-	150,000

Total Expenses	141,850	277,525	488,630	820,011

Loss before provision for income taxes	(90,244)	(243,337)	(368,506)	(730,157)

Loss on sale of oil and gas properties	-	-	-	(44,351)

Loss before provision for income taxes	(90,244)	(243,337)	(368,506)	(774,508)

Provision for income taxes	-	-	-	-

Net Loss	$ (90,244)	$ (243,337)	$ (368,506)	$ (774,508)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	140,024,156	101,449,158	131,759,156	101,449,158

See accompanying notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	October 31,
	2010	2009

Operating Activities
Net loss for the period	$ (368,506)	$ (774,508)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	25,233	40,315
Share based compensation	52,650	201,500
Loss on sale of oil and gas properties	-	44,352
Impairment	-	150,000
Change in non-cash working capital balances related to operations
Accounts receivable	(99,121)	8,483
Accounts payable and accrued liabilities	40,728	1,446
Estimated lease operating expenses	192,454	-
Revenue payable	22,761	21,315

Cash used in operating activities	(133,801)	(307,097)

Investing Activities
Acquisition of oil and gas properties	(11,699)	(60,567)
Proceeds from sale of oil and gas properties	120,300	200,000

Cash provided by investing activities	108,601	139,433

Financing Activities
Proceeds from related party note	500	-
Payments on related party note	(19,680)	-
Cash overdraft	-	(2,987)
Decrease in other assets	-	26,152
Payments on short term note payable	-	(13,295)
Proceeds from short note payable	140,000	160,350

Cash provided by financing activities	120,820	170,220

Increase in cash during the period	95,620	2,556

Cash, beginning of the period	2,502	930

Cash, end of the period	$ 98,122	$ 3,486

See accompanying notes

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
Unaudited

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
October 31, 2010
 (Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at October 31, 2010 and our income and cash flows for the nine months ended October 31, 2010 and 2009. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of October 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $5,201,669 since its inception, has a working capital deficiency of $679,629 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2010
 (Unaudited)

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

f)
On September 1, 2010, the Company acquired a 25% working interest in 7 well package located in Garvin County, Oklahoma.  The Company acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, gave a 20% carried working interest to the seller, retaining the balance of the working interest.  The Company has lease development liability recorded at $192,454 at October 31, 2010 for recompletion of the wells.

g)	On September 29, 2010, the Company purchased a 20.83333% working interest in the Thompson #2-18 located in Garvin County, Oklahoma. The Company paid $10,417 for this working interest.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2010
 (Unaudited)

Note 4                 Notes Payable

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation, in which C.U. Your Oil Rig Corporation advanced the Company a total of $150,000 with a term of 18 months at 15% interest.  At October 31, 2010, this note had a balance of $121,274 and has accrued interest in the amount of $10,217.

The Company also has various short term obligations with different entities, all of which bear zero percent interest rates and are due upon demand.

Note 5                 Property and Equipment

	October 31, 2010
	Cost	Accumulated Amortization

Land	$ 30,769	$ -
Office furniture	1,930	1,174
Computer	1,420	519
2007 Chevy Truck	26,749	10,379
	$ 60,868	$ 12,072

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

On July 10, 2008, the Corporation granted 1,800,000 shares of restricted stock to the management.  The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted.  A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities.  Other factors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted.  Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.

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
October 31, 2010
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

On July 1, 2010, the Company issued 8,750,000 shares to management for consulting services and 25,000 shares to one director of the Company.  The expense related to this issuance was $52,650 for the nine months ended October 31, 2010.

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

During the nine months ended October 31, 2010, the Company incurred management fees charged by a director of the Company totalling $61,500 (2009: $44,000).

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

During the nine months ended October 31, 2010, the Company incurred management fees charged by the President of the Company totaling $85,500 (2009: $0).

Included in accounts payable at October 31, 2010 is $7,500 (January 31, 2010: $16,000) due to a director of the Company for management services.

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2010
 (Unaudited)

Note 9	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

Note 10           Subsequent Events

The Company has determined that there were no subsequent events through December 10, 2010 that warrant disclosure or recognition in the financial statements.

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

The financial information with respect to the nine month periods ended October 31, 2010 and October 31, 2009 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

For the three months ended October 31, 2010, the Company had revenue of $51,606, as compared to $34,188 for the three months ended October 31, 2009.

For the nine months ended October 31, 2010, the Company had revenue of $120,124, as compared to $89,854 for the nine months ended October 31, 2009.

Cost of continued operations for the three months ended October 31, 2010 was $141,850 resulting in a net loss for the period of $90,244.

Cost of continued operations for the three months ended October 31, 2009 was $277,525 resulting in a net loss for the period of $243,337.

Cost of continued operations for the nine months ended October 31, 2010 was $488,630 resulting in a net loss for the period of $368,506.

Cost of continued operations for the nine months ended October 31, 2009 was $820,011 resulting in a net loss for the period of $774,508.

The Company expects to continue to receive revenues from the properties on the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2011.

Liquidity and Capital Resources

The Company had cash of $98,122 as of October 31, 2010, compared to cash of $2,502 as of January 31, 2010.  The Company had a working capital deficiency of $679,629 as of October 31, 2010, compared to working capital deficiency of $522,607 as of January 31, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, the Company’s Certifying Officer concluded that, as of October 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or contemplated.

Item 1.A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  [RESERVED AND REMOVED]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:   /s/  James G. Borem
James G. Borem,
President, Chief Executive Officer and Interim Chief Financial Officer

Date:  December 15, 2010

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically