Form 10-K
period 2011-01-31
NITRO PETROLEUM INC.
filed 2011-08-18
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 000-50932

Nitro Petroleum Incorporated
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0488493 (I.R.S. Employer Identification No.)

624 W. INDEPENDENCE, SUITE 101 SHAWNEE, OK 74804 (Address of principal executive offices)	74804 (Zip Code)

Registrant's telephone number, including area code: (405) 273-9119

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐   Non-accelerated filer   ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of July 30, 2010 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $1,296,992 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board on July 30, 2010).

As of August 8, 2011, there were 207,424,156 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On December 5, 2008, we entered into separate Promissory Note Settlement Agreements (the “2008 Settlement Agreements”) with the holders of certain of our outstanding demand promissory notes (the “2008 Demand Notes”). Pursuant to the terms of the 2008 Settlement Agreements, we issued a total of 49,725,540 shares of our common stock to the holders of the 2008 Demand Notes in full payment of all principal and accrued and unpaid interest due on the 2008 Demand Notes.

On January 1, 2011, we entered into separate Promissory Note Settlement Agreements (the “2011 Settlement Agreements”) with the holders of certain of our outstanding demand promissory notes (the “2011 Demand Notes”). Pursuant to the terms of the Settlement Agreements, we issued a total of 5,494,000 shares of our common stock to the holders of the 2011 Demand Notes in full payment of all principal and accrued and unpaid interest due on the 2011 Demand Notes.

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

Employees

At August 8, 2011 we had one full-time employee.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Oil and Natural Gas Reserves

The information below is derived from a reserve report prepared by Ramsey Property Management LLC.  Copies of the summary reserve report are attached as an exhibit to this annual report.

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of February 2010 through January 2011 calculated to be $4.60 per Mcf of natural gas and $78.42 per Bbl of oil. These prices were held constant for the life of the properties and adjusted for the appropriate market differentials.

As of January 31, 2011, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil Bbl	Gas Mcf

Proved developed	50,238	48,019
Proved undeveloped	29,528	41,079

Total proved	79,766	89,098

Increases in our proved developed reserves and our proved undeveloped reserves are attributable to acquisitions of working interests in oil and gas properties.  For a more detailed description of such acquisitions, see “Note 3 – Oil and Gas Properties” in the Notes to our financial statements filed with this Annual Report.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production and prices and costs attributable to all oil and natural gas properties owned by us for the periods shown.

	Year ended January 31,
:	2011	2010
Production volumes:
Oil (Bbls)	1,230	1,971
Natural gas (Mcf)	2,363	2,332
Total (Boe)	1,624	2,360
Average realized prices
Oil (per Bbl)	$78.42	$63.25
Natural gas (per Mcf)	$4.60	$4.34
Total per Boe	$70.79	$50.87
Average production cost (not including ad valorem and severance taxes):
Oil (per Bbl)
Natural gas (per Mcf)
Total per Boe	$66.94	$63.74

Drilling Activities

For the years ended January 31, 2011 and 2010, we have drilled 0 net exploratory wells and 2 net development wells, respectively.

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of January 31, 2011. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net

Oil	10	1.25
Natural gas	0	0

Total	10	1.25

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of January 31, 2011:

	Gross	Net

Developed	1000	125
Undeveloped	1800	225

Total	2800	350

Our undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which we own an interest. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

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

Oklahoma Property

Nowata County

On December 18, 2006, we acquired three producing leases in Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 500,000 shares of our common stock and warrants to purchase 500,000 of our common stock to Bridge Capital Inc., a private offshore corporation. On February 26, 2010, we sold all of our interest in the Moreland and Farley leases for $100,000.

The three leases, East Moreland, West Moreland and Farley are described as follows:

The East Moreland and West Moreland Leases are in Nowata County, Oklahoma. The leases are in total of 160 acres. Nitro owned 100% of the interest on these leases, which represented a 78 % revenue interest. There are four wells on these leases, all of which are producing. The aggregate production at the time of our sale was seven barrels of oil per day.

The Farley Lease is also located in Nowata County, Oklahoma. It is an 80 acres lease. We owned 100% of the interest on this lease, which represented a 78 % revenue interest. There are three wells on this lease, all of which are producing. The aggregate production at the time of our sale was three barrels of oil per day.

Garvin County

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

On September 1, 2010, we acquired a 25% working interest in 7 well package located in Garvin County, Oklahoma.  We acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, giving a 20% carried working interest to the seller and retaining the balance of the working interest.  Currently, we own a 25% working interest in these wells.

On September 29, 2010, we purchased a 20.83333% working interest in the Thompson #2-18 located in Garvin County, Oklahoma.  We paid $10,417 for this working interest.  On November 17, 2010, we sold 13.46774% of their interest, realizing $35,516. Currently, we own a 7.36559% working interest in this well.

Pottawatomie County

We acquired the Crown No. 1, No. 2 and No. 3 and the Gloria SWD wells located in Pottawatomie County, Oklahoma, on February 1, 2008 and turnkeyed the rework of these wells to outside investors, retaining a 15% carried working interest and operations of the wells.

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

Effective January 1, 2011, we negotiated purchase agreements in which certain owners of working interest in the Crown and Quinlan leases would sell, transfer, assign, convey and deliver all right, title and interest in said leases to us in exchange for shares of our common stock.  Pursuant to the terms of the purchase agreements, we assumed $113,159 of joint interest billings and issued a total of 58,106,000 shares of common stock to the sellers in the Quinlan’s 1, 2, 3 and 4 and the Crown’s 1, 2 and 3 as the purchase price for the working interests.  We recognized an aggregate cost of $694,219 for this transaction.

As a result of this transaction, our working interest in these leases increased as indicated in the following table.

Ownership Interest
Lease Name	Before Acquisition	After Acquisition

Crown 1&2	15.00%	88.75%
Crown 3	15.00%	88.75%
Quinlan 1	12.25%	62.111328%
Quinlan 2	29.44%	99.64%
Quinlan 3	15.00%	85.00%
Quinlan 4	15.00%	83.34%

On February 1, 2008, we acquired a 50% working interest in the Nancy Hubbard, Walker, State SWD and Krouch 1 and 2 leases, all located in Pottawatomie County, Oklahoma.  We have performed major rework on these leases during the latter part of the year.   On April 22, 2010, we sold all of our interest in the Nancy Hubbard, Walker and Crouch’s 1 and 2 wells for $20,300.

Seminole County

On April 8, 2008, we acquired the 10% of the Jessica No. 23, located in Seminole County, Oklahoma.

Corporate Office

We lease our corporate office located at 624 W. Independence, Suite 101, Shawnee, OK 74804.  Our corporate office is approximately 1,235 square feet and our annual rent was $6,606.25.  The Company leases an office in Tulsa and rent for the eyar ended January 31, 2011 was $6,400.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.   [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

Our common stock is traded on the OTC Bulletin Board – Pink Sheets and is quoted under the symbol “NTRO.”  The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.  There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the OTC Bulletin Board – Pink Sheets for the periods indicated (as adjusted for stock splits):

	High	Low

Fiscal Year ended January 31, 2011:
Quarter ending January 31, 2011	0.01	0.01
Quarter ending October 31, 2010	0.01	0.01
Quarter ended July 31, 2010	0.02	0.01
Quarter ended April 30, 2010	0.02	0.01

Fiscal Year Ended January 31, 2010:
Quarter ending January 31, 2010	0.02	0.01
Quarter ending October 31, 2009	0.04	0.02
Quarter ended July 31, 2009	0.05	0.01
Quarter ended April 30, 2009	0.05	0.02

Holders of the Common Stock

At the date of this report, we had 66 stockholders of record.

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

Equity Compensation Plan Information

The following table provides information for all equity compensation plans as of the fiscal year ended January 31, 2011, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
2008 Stock Incentive Plan	—	—	700,000
2010 Stock Incentive Plan	—	—	4,950,000
Total	—	—	5,650,000

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We intend to continue to acquire high quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States.  The We see significant opportunities in acquiring properties with proven producing reserves and undeveloped acreage in fields that have a long history of production.  We will also explore low-risk development drilling and work-over opportunities with experienced, strong operators.  We will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

We are continuing its efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of its directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2011.  We may also use various debt instruments as well as public offerings to raise needed capital during 2011.

As oil and gas properties become available and appear attractive to our management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  This causes significant market opportunities for us to possibly position itself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity.  Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2011, we had revenue of $144,112 from production of oil and gas, as compared to $120,035 for the fiscal year ended January 31, 2010.

Cost of continued operations for the fiscal year ended January 31, 2011 was $761,483 resulting in a net loss for the period of $536,816.

Cost of continued operations for the fiscal year ended January 31, 2010 was $953,228, resulting in a net loss for the period of $823,059.

Liquidity and Capital Resources

We had a cash balance of $40,501 as of January 31, 2011, compared to cash balance of $2,502 as of January 31, 2010.  We had a working capital deficiency of $246,973 as of January 31, 2011, compared to working capital deficiency of $522,607 as of January 31, 2010.

During the first quarter of the fiscal year, we issued 10,000,000 shares of capital stock in a conversion of debt to stock.  This transaction reduced debt by $20,063 and accrued interest in the amount of $4,937.

During the fourth quarter, we had raised approximately $970,518 by virtue of converting debt into capital stock and by issuing capital stock for oil and gas properties. We issued 5,494,000 shares of capital stock, reducing debt by $364,259 in principal and $25,199 in accrued interest.  We also issued 58,106,000 of capital stock in exchange for oil and gas properties in the Oklahoma counties of Pottawatomie and Garvin.  This transaction increased oil and gas properties in the amount of $581,060.  We also reduced accounts receivable owing by the owners of the oil and gas interest in the amount of $113,159, thereby increasing the basis in our oil and gas properties by $113,159.

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's  rules and forms,  and that information is accumulated and communicated to its management, including its principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of its Certifying Officers, the effectiveness of its disclosure controls and procedures as of January 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act. Due our inability to file this annual report in a timely manner, our Certifying Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2011.  Due our inability to file this annual report in a timely manner, management has concluded that the design and operations of our internal controls over financial reporting at January 31, 2011 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of three (3) persons. The term of each director is one-year or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he or she became a director of the Company and his or her current position with the Company:

Name	Age	Director Since	Position
James G. Borem	63	2009	Director, Chief Executive Officer and Interim Chief Financial Officer
Larry Wise	57	2007	Director, Chief Operating Officer
Gunther Weisbrich	58	2008	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

James G. Borem

James G. Borem was appointed to the Board and as our Chief Executive Officer and Interim Chief Financial Officer effective October 1, 2009.  Mr. Borem has over 40 years of experience in the Petroleum Industry. He has vast experience in the areas of Petroleum Valuations, Development, Financing, Budgeting, Marketing, Materials Procurement and Risk Management. Mr. Borem currently serves, and has served for the past five years, as President of Premier Operating Inc. and Providian Reserves Inc., two Oklahoma oil and gas service and production companies that are not affiliated with Nitro Petroleum Incorporated.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish US with copies of all Section 16(a) forms they file.  For the fiscal year ending January 31, 2011, Messrs. Borem, Weisbrich and Wise each filed one late Form 5.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Total ($)
James G. Borem, CEO and Interim CFO	2011	93,000	36,000	129,000
	2010	26,000	-	26,000

Larry Wise, Chief Operating Officer	2011	80,000	15,000	95,000
	2010	59,500	-	59,500

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards pursuant to the 2010 Stock Incentive Plan.

Outstanding Equity Awards at January 31, 2011

We had no outstanding equity awards as of January 31, 2011.

Director Compensation for the Year Ended January 31, 2011

The following table summarizes the compensation paid to our directors in the fiscal year ended January 31, 2011.

Name	Stock Awards (1) ($)	Total ($)
Gunther Weisbrich	25	25

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards pursuant to the 2010 Stock Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 8, 2011, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock.  The following table sets forth the number of shares of our common stock beneficially owned as of July 8, 2011, by each director, the named executive officer and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class
James G. Borem	6,000,000	*
Larry Wise	2,500,000	*
Gunther Weisbrich	75,000	*
All directors and executive officers as a group, including those named above (3 persons)	8,575,000	*

* The percentage of shares beneficially owned by such director or named executive officer does not exceed 1%.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that Gunther Weisbrich is an independent director under the definition found in Nasdaq Rule 5605(a)(2).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Killman, Murrell & Company PC for the fiscal years ended January 31, 2011 and 2010:

	Years Ended January 31
	2011	2010

Audit Fees (1)	$27,906	$22,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)
Audit Fees are the aggregate fees billed by the independent auditor for the audit of the consolidated annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Generally, the board of directors approves in advance audit and non-audit services to be provided by our independent auditors. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the board of directors has delegated preapproval authority to our Chief Executive Officer for matters that arise or otherwise require approval between regularly scheduled meetings of the board of directors, provided that such approvals are reported to the board of directors at its next regularly scheduled meeting.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)
3.2	Bylaws (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)
3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)
10.1	Nitro Petroleum Incorporated 2008 Stock Incentive Plan (filed as exhibit to our Form 8-K filed on July 16, 2008)
10.2	Nitro Petroleum Incorporated 2009 Stock Incentive Plan (filed as exhibit 4.01 to our Registration Statement on Form S-8 filed on August 25, 2009)
10.3	Nitro Petroleum Incorporated 2010 Stock Incentive Plan (filed as exhibit 99 to our Registration Statement on Form S-8 filed on July 30, 2010)
14	Code of Ethics (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)
31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer
99.1	Report of Ramsey Property Management LLC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By: /s/ James G. Borem
James G. Borem
Chief Executive Officer and Interim Financial Officer

Date: August 18, 2011

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director, Chief Executive	August 18, 2011
Officer and Interim Chief Financial Officer

/s/ Larry Wise	Director	August 18, 2011

/s/ Gunther Weisbrich	Director	August 18, 2011

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Method of Filing

3.1	Articles of Incorporation	Incorporated herein by reference

3.2	Bylaws	Incorporated herein by reference

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum	Incorporated herein by reference

10.1	Nitro Petroleum Incorporated 2008 Stock Incentive Plan	Incorporated herein by reference

10.2	Nitro Petroleum Incorporated 2009 Stock Incentive Plan	Incorporated herein by reference

10.3	Nitro Petroleum Incorporated 2010 Stock Incentive Plan	Incorporated herein by reference

14	Code of Ethics	Incorporated herein by reference

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer	Filed herewith electronically

99.1	Report of Ramsey Property Management LLC	Filed herewith electronically

PART I – FINANCIAL INFORMATION NITRO PETROLEUM INCORPORATED FINANCIAL INFORMATION

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 31, 2011 and 2010	F-3

Statements of Operations for the Years Ended January 31, 2011 and 2010	F-4

Statements of Stockholders’ (Deficit) for the Years Ended January 31, 2011 and 2010	F-5

Statements of Cash Flows for the Years Ended January 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nitro Petroleum, Inc.
624 W. Independence, Suite 101
Shawnee, OK 74804

We have audited the accompanying balance sheets of Nitro Petroleum, Inc. as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Nitro Petroleum, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum, Inc. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2011 and 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
August 8, 2011

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31,
ASSETS	2011	2010

Current
Cash	$ 40,501	$ 2,502
Accounts receivable	106,173	76,195

Total Current Assets	146,674	78,697

Property and equipment, net	44,622	51,978
Oil and gas properties, net - using full cost accounting	727,266	446,191

Total Assets	$ 918,562	$ 576,866

LIABILITIES

Current Liabilities
Accounts payable	$ 283,987	$ 268,946
Revenue payable	92,736	60,840
Due to related party	16,924	27,180
Short-term notes payable	-	244,338

Total Liabilities	393,647	601,304

	STOCKHOLDERS' EQUITY (DEFICIT)

Capital stock
Authorized:
2,000,000,000 common stock, $0.001 par value
10,000,000 preferred stock, $0.001 par value
Issued and outstanding:
207,424,156 common shares (2010: 121,249,156)	207,424	121,249
Additional paid-in capital	5,687,470	4,687,476
Accumulated (deficit)	(5,369,979)	(4,833,163)

Total Stockholders' Equity (Deficit)	524,915	(24,438)

Total Liabilities And Stockholders' Equity (Deficit)	$ 918,562	$ 576,866

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2011	2010

Revenues
Oil and gas sales	$ 144,112	$ 120,035
Well operator fees	80,555	10,134

Total Revenues	224,667	130,169
Expenses
Lease operating	108,699	150,428
Production taxes	3,255	8,491
Depreciation, depletion and amortization	25,356	59,302
Impairment loss	-	150,000
Interest expense	46,483	17,690
General and administrative	577,690	567,317

Total Expenses	761,483	953,228

Loss before provision for income taxes	(536,816)	(823,059)

Provision for income taxes	-	-

Net Loss	$ (536,816)	$ (823,059)

Basic and diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of shares
outstanding-basic and diluted	139,173,708	102,549,152

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended January 31, 2011 and 2010

			Additional
	Common Shares		Paid-in	Accumulated
	Number	Par Value	Capital	Deficit	Total

Balance, as of January 31, 2009	100,049,156	$ 100,049	$ 4,327,676	$ (4,010,104)	$ 417,621
Common stock issued for consulting fees	10,000,000	10,000	130,000		140,000
Stock incentive plan	1,200,000	1,200	214,800		216,000
Common stock issued for settlement of
notes payable and accrued interest	10,000,000	10,000	15,000		25,000
Net loss for the year	-	-	-	(823,059)	(823,059)

Balance, as of January 31, 2010	121,249,156	121,249	4,687,476	(4,833,163)	(24,438)
Common stock issued for consulting fees	3,800,000	3,800	34,200		38,000
Stock incentive plan	8,775,000	8,775	43,875		52,650
Common stock issued for settlement of					-
notes payable and accrued interest	15,494,000	15,494	398,965		414,459
Common stock issued for oil and gas					-
working interest	58,106,000	58,106	522,954		581,060
Net loss for the year	-	-	-	(536,816)	(536,816)
Balance, as of January 31, 2011	207,424,156	$ 207,424	$ 5,687,470	$ (5,369,979)	$ 524,915

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2011	2010
Operating Activities
Net loss for the period	$ (536,816)	$ (823,059)
Adjustments for items not effecting cash:
Depletion, depreciation and amortization	25,356	59,302
Share based compensation	90,650	261,500
Impairment loss	-	150,000
Change in non-cash working capital balances related to operations
Accounts receivable	(143,137)	11,255
Other assets	-	26,152
Accounts payable and accrued liabilities	45,162	(107,754)
Revenue payable	31,896	21,531

Cash used in operating activities	(486,889)	(401,073)

Investing Activities
Oil and gas investor funds, net of acquisition costs	275,844	(44,066)
Proceeds from sale of oil and gas properties	120,300	200,000
Acquisition of property and equipment	(1,000)	-

Cash provided by investing activities	395,144	155,934

Financing Activities
Cash overdraft	-	(4,174)
Proceeds from short term note payable	140,000	239,705
Increase (decrease) in due to related party	(10,256)	11,180

Cash provided by financing activities	129,744	246,711

Increase in cash during the year	37,999	1,572

Cash, beginning of the year	2,502	930

Cash, end of the year	$ 40,501	$ 2,502

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$ -	$ -
Cash paid during the year for interest	$ -	249

Non-cash investing and financing activities
Acquisition of oil and gas properties	$ (581,060)	$ -
Issuance of common stock	58,106	-
Additional paid-in capital	522,954	-
Settlement of promissory notes payable including
accrued interest	(414,459)	(25,000)
Issuance of common stock	15,494	10,000
Additional paid-in capital	398,965	15,000
Accounts receivable	113,159	-
Acquisition of oil and gas properties	(113,159)	-
Employee incentive plan liability	-	(94,500)
Additional paid-in capital	-	94,500
	$ -	$ -

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2011 and 2010

Note 1	Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2011 the Company had not yet achieved profitable operations, has accumulated losses of $5,369,769 since its inception, has a working capital deficiency of $246,973 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.

The Company maintains its cash balances in two financial institutions in Shawnee and Tulsa, Oklahoma.  The balances at these institutions are generally insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of January 31, 2011 and 2010, the Company’s cash in both of these financial institutions were less that the federally insured limits.

Allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from balances outstanding at year end.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance.  Changes in the allowance have not been material to the financial statements.

Property and equipment

Equipment is recorded at cost and consists of office furniture, computer and a vehicle.  Depreciation is provided using the declining balance method at 20% per annum.

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

Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated net proved reserves.  Petroleum products and reserves are converted to a common unit of measure, using six (6) MCF of natural gas to one barrel of oil.

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

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than twenty-five percent (25%).

Assets Retirement Obligations

The Company recognizes the fair value of a liability for an assets retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made.  The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At January 31, 2011, the Company’s estimate of asset retirement obligation was not material.

Impairment of Long-Lived Assets

The Company has adopted FASB Codification Topic 360-10 (“ASC 360-10”), “Property, Plant and Equipment”, which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  At January 31, 2011, the company recognized an impairment charge of $0, (January 31, 2010, $150,000) related to the ceiling test limitations.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed using the weighted average number of shares outstanding defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share” during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculated date.  As of January 31, 2011, the Company did not have any outstanding stock options or warrants.

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

Reclassifications

Certain amounts in the financial statements for 2010 have been reclassified to conform with 2011 presentation.

Recent Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.”  This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below.  The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

SEC’s Final Rule on Oil and Gas Disclosure Requirements

On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies.  The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities.  The provisions of this final rule were effective for statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

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

Note 3	Oil and Gas Properties

At January 31, 2011 and 2010 the producing and undeveloped oil and gas properties were as follows:

	2011	2010

Cost
Montana Properties	$62,266	$62,266
Oklahoma Properties	844,000	545,925

	906,266	608,191

Less: Accumulated depletion	179,000	162,000

	$727,266	$446,191

Depletion expense for the years ended January 31, 2011 and 2010, was $17,000 and $54,000, respectively.

The following are descriptions of the oil and gas activities in 2011 and 2010:

a)	On February 26, 2010, the Company sold all of its interest in the Moreland and Farley leases for $100,000.

b)	The Company sold all of their interest in the Nancy Hubbard, Walker and Crouch’s 1 and 2 wells for $20,300. This sale closed on April 22, 2010.

c)
On September 1, 2010, the Company acquired a 25% working interest in 7 well package located in Garvin County, Oklahoma.  The Company acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, gave a 20% carried working interest to the seller, retaining the balance of the working interest.

d)
On September 29, 2010, the Company purchased a 20.83333% working interest in the Thompson #2-18 located in Garvin County, Oklahoma.  The Company paid $10,417 for this working interest.  On November 17, 2010, the Company sold 13.46774% of their interest, realizing $35,516.  This amount reduced oil and gas properties in the Company’s balance sheet.

e)
Effective January 1, 2011, the Company negotiated purchase agreements in which certain owners of working interest in the Crown and Quinlan leases would sell, transfer, assign, convey and deliver all right, title and interest in said leases to the Company in exchange for shares of the Company’s Common Stock.  Pursuant to the terms of the Purchase Agreement, the Company assumed $113,159 of joint interest billings plus issued 58,106,000 shares of Common Stock to the Sellers interest in the Quinlan’s 1, 2, 3 and 4 and the Crown’s 1, 2 and 3 as the purchase price for the working interests.  The Company recognized an aggregate cost of $694,219 for this transaction.

As a result of this transaction, the Company’s working interest in these leases increased as indicated in the following table.

Ownership Interest
Lease Name	Before Acquisition	After Acquisition

Crown 1&2	15.00%	88.75%
Crown 3	15.00%	88.75%
Quinlan 1	12.25%	62.111328%
Quinlan 2	29.44%	99.64%
Quinlan 3	15.00%	85.00%
Quinlan 4	15.00%	83.34%

Note 4	Property and Equipment

	January 31, 2011		January 31, 2010
	Cost	Accumulated Depreciation	Net	Net

Land	$ 30,769	$ -	$ 30,769	$ 30,769
Equipment	1,000	50	950	-
Office furniture	1,930	1,218	712	890
Computer	1,420	784	360	1,060
2007 Chevy Truck	26,749	15,193	11,556	19,259

	$ 61,868	$ 17,245	$ 44,347	$ 51,978

Note 5	Notes Payable and Short-Term Financing

On April 13, 2009, the Company entered into an agreement with C.U. Your Oil Rig Corporation (CUYOR), in which CUYOR advanced the Company a total of $150,000 with a term of 18 months at 15% interest.  On January 12, 2010, the Company issued 10,000,000 share of common stock for $25,000.  The Company was also authorized to convert the Note (or any portion thereof), including any accrued but unpaid interest due thereunder, into shares of the Company common stock at $0.002 per share.  The Corporation and CUYOR may elect to convert the Note into shares of the Company common stock in various tranches, the terms of which shall be jointly agreed upon by the Company and CUYOR (see below).  At January 31, 2011, this note had a balance of $0 and accrued interest of 0 (January 31, 2010, $141,337 and accrued interest of $1,104).

The Company has also obtained financing of $140,000 at various dates from an unrelated third parties during the year.  These balances are due on demand and are not interest bearing.

On January 1, 2011, the Company entered into settlement agreements with the holders of the Company’s outstanding promissory notes that provide for the Company to pay the outstanding principal amounts and accrued and unpaid interest due on the notes through the issuance of the Company’s common stock, par value $0.001 per share to the holders of the notes.  The Company issued 5,494,000 shares of common stock for payment of $364,259 of unpaid principal and $25,199 of accrued and unpaid interest.

Note 6	Income Taxes

At January 31, 2011, the Company has accumulated net operating loss carry forwards totaling $3,513,964, which may be applied against future years income and expire commencing in 2025.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2011	2010

Future income tax assets
Net tax operating loss carryforward	$1,194,748	$999,402
Other	381	381
Oil and gas properties	175,288	220,248
Less: Valuation allowance	(1,370,417)	(1,220,031)

	$-	$-

The Company recorded no income tax expense for the years ended January 31, 2011 and 2010, as a result of the net loss recognized in each of these years.  Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2011	2010

Income tax benefit computed at the statutory rate of 34%	$182,519	$279,840
Increase (reduction ) in tax benefit Resulting from:

Permanent items	(32,133)	(89,977)
Valuation allowance	(150,386)	(189,863)

Income tax benefit	$-	$-

Note 7	Stock Incentive Plan

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
		1/3 vesting on first anniversary of grant date
		1/3 vesting on second anniversary of grant date

The Company has accounted for the cost of the Plan utilizing the Black-Scholes option pricing formula, which includes a computed volatility rate of 133.72% obtained through the historical price data of the Company’s stock beginning July 11, 2006 and ending July 10, 2008, the date this Plan was adopted.  A risk-free rate of return of 2.57% was also used in the compensation expense as provided by the U.S. Treasury constant maturities.  Other factors in computing the Plan’s valuation include a per option price of $0.18 per share, as this was the closing price of the Company’s stock on the date this Plan was adopted.  Also, a 0% forfeiture rate has been assumed for all periods up to June 30, 2011, the final month of vesting.  On June 11, 2009, the Board of Directors of the Company approved the accelerated vesting of all unvested restricted stock awards which were previously granted to the Company’s directors and officers pursuant to the Company’s plan.  As a result of the accelerated vesting the remaining 1,200,000 shares became issuable.  The expenses related to these awards were $0 and $216,000 for the years ended January 31, 2011 and 2010, respectively.

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

On January 21, 2010, the Company issued 6,000,000 shares of common stock to Richard Smith in exchange for consulting services. Mr. Smith will assist the Company in evaluating requirements for growth and expansion of the Company’s operations and assist in identifying potential business opportunities.  The expense related to this issuance was $0 for the year ended January 31, 2011 and $60,000 for the year ended January 31, 2010.

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

On July 30, 2010, the Company issued 8,750,000 shares to management for consulting services and 25,000 shares to one director of the Company.  The expense related to this issuance was $52,650 for the year ended January 31, 2011.

On January 1, 2011, the Company issued 3,800,000 shares of common stock for services rendered by a third party in assisting with the conversion of debt to equity shares and the exchange of stock for various working interest in wells operated by the Company.  The expense related to this issuance was $38,000 for the year ended January 31, 2011.

Note 8	Related Party Transactions

During the year ended January 31, 2011 and 2010, the Company incurred management fees charged by a director of the Company totaling $80,000 and $59,500, respectively.  Management fees paid to a Company under the control of the President of the Company for the year ended January 31, 2011 and 2010 amounted to $131,000 and $0, respectively.

Included in due to related party are amounts due to a Director of the Company as of January 31, 2011 in the amount of $5,000 ($16,000, January 31, 2010) and to Precision Petroleum Corporation, a related party in the amount of $11,424 as of January 31, 2011, ($11,180, 2010).

Note 9	Subsequent Events

On April 8, 2011, the Company signed a purchase agreement with CAVU Resources, Inc. (Buyer) in which the Company agreed to sell the oil and gas leases the Company has acquired in Montana, known as the Big Horn Lease Package.  This agreement calls for a sales price of $300,000, in which $295,000 shall be in cash at closing and $5,000 shall be in stock of the Buyer as an earnest deposit.  The closing of this sale is scheduled to take place in August 2011.

Note 10	Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2011	2010

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2010 and 2009
Unproved oil and gas properties	$-	$-
Proved oil and gas properties	906,266	608,191
Support equipment and facilities	-	-
	906,266	608,191

Less accumulated depreciation, depletion, amortization, and impairment	(179,000)	(162,000)
Net capitalized costs	$727,266	$446,191

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2011 and 2010
Property acquisition costs
Proved	$418,375	$-
Unproved	$-	$-
Exploration costs	$-	$-
Development costs	$-	$44,060
Amortization rate per equivalent barrel of production	$10	$23

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2011
Oil and gas sales	$144,112	$120,035
Production costs	111,954	158,919
Impairment loss	-	150,000
Depreciation, depletion, and amortization	17,000	54,000
	15,158	(242,884)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$15,158	$(242,884)

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

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves for the years ended January 31, 2011 and 2010 were computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of such fiscal years, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009.  Future expenditures to be incurred in developing and producing the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2011		2010
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed and undeveloped reserves
Beginning of year	16,250	28,959	83,088	71,156
Revisions of previous estimates	3,173	2,907	(64,867)	(39,865)
Improved recovery
Purchases of minerals in place	61,573	59,595	-	-
Extensions and discoveries	-	-	-	-
Production	(1,230)	(2.363)	(1,971)	(2,332)
Sales of minerals in place
End of year	79,766	89,098	16,250	28,959
Proved developed reserves
Beginning of year	10,213	13,968	31,069	41,638
End of year	50,238	48,019	10,213	13,968
Standardized Measure of Discounted Future Net Cash Flows at January 31, 2011 and 2010
Future cash flows		$6,665,166		$1,153,515
Future production costs		2,469,649		313,076
Future development costs		202,375		46,750
Future income tax expenses		-		-

Future net cash flows		3,993,142		793,689
10% annual discount for estimated timing of cash flows		(1,140,158)		(255,768)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$2,852,984		$537,921
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2011 and 2010
Beginning of year		$537,921		$1,015,346
Sales of oil and gas produced, net of production costs		(32,158)		38,884
Net changes in prices and production costs		158,372		939,404
Extensions, discoveries, and improved recovery, less related costs		-		-
Development costs incurred during the year which were previously estimated		-		44,066
Net change in estimated future development costs		(155,625)		319,184
Revisions of previous quantity estimates		200,199		(2,810,205)
Net change from purchases and sales of minerals in place		3,028,665		-
Change of discount		(884,390)		222,042
Net change in income taxes		-		769,200
Other		-		-
End of year		$2,852,984		$537,921