Form 10-K
period 2012-01-31
NITRO PETROLEUM INC.
filed 2012-11-05
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐     Accelerated filer   ☐    Non-accelerated filer    ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 31, 2011 (the last business day of the registrant's most recently completed second quarter), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $2,696,460 (based upon the closing price of the registrant’s common stock as reported by the OTC Bulletin Board Pink Sheets on July 31, 2011).

As of July 31, 2012, there were 2,074,242 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report, including information included in future filings by us with the SEC, as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contained in this report. All statements, other than statements of historical fact, included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K is for the year ended January 31, 2012, with expanded financial and other disclosures in lieu of filing a separate Annual Report on Form 10-K for the year ended January 31, 2012 and Quarterly Reports on Form 10-Q for each of the quarters ended April 30, 2011, July 31, 2011, and October 31, 2011. We believe that the filing of this expanded Annual Report enables us to provide information to investors in a more efficient manner than separately filing each of the annual and quarterly reports described above. In addition, so that the recipients of this Annual Report can better understand the significant changes we have made in our business since January 31, 2011, the last date for which we filed an Annual Report on Form 10-K, the information relating to our business and related matters in this Annual Report includes information for the periods since January 31, 2011. We intend to file timely all reports required under the Securities Exchange Act of 1934 (the “Exchange Act”) in the future.

Effective as of October 31, 2012, we effected a 1-for-100 reverse split (“Reverse Split”) of our common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 100 shares of issued and outstanding common stock being combined and reclassified into one share of common stock.  Fractional shares were rounded up to the next whole share.  All share and per share amounts for common stock have been restated to reflect the Reverse Split on a retro-active basis.

PART I

ITEM 1.   BUSINESS

Unless the context otherwise requires, all references in this report to “Nitro,” “our,” “us,” and “we” refer to Nitro Petroleum Incorporated.

Overview

Nitro is engaged in the acquisition and exploration of gas and oil properties.  We were originally incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada.  We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.  Our principal offices are located at 624 W. Independence, Suite 101, Shawnee, OK 74804. Our telephone number is (405) 273-9119.

Business

Our business strategy is to acquire interests in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in the United States oil producing areas.   We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proved producing and proved undeveloped reserves."  We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.

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

Employees

At October 31, 2012 we had no full-time employees.  All necessary services are performed by contracted parties.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Oil and Natural Gas Reserves

The information below is derived from a reserve report prepared by Ramsey Property Management LLC (“Ramsey”).  Copies of the summary reserve report are attached as Exhibit 99.1 to this Annual Report.  Ramsey is a well-known petroleum engineering company with experience and knowledge in the oil and gas industry.  We believe our controls around the reserve estimates are sufficient for estimates and reporting.

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of February 2011 through January 2012 calculated to be $3.83 per Mcf of natural gas and $91.09 per Bbl of oil. These prices were held constant for the life of the properties and adjusted for the appropriate market differentials.

As of January 31, 2012, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil Bbl	Natural Gas Mcf

Proved developed	19,673	5,656
Proved undeveloped	55,060	0
Proved developed non-producing	5,209	0

Total proved	79,942	5,656

Increases in our proved developed reserves and our proved undeveloped reserves are attributable to acquisitions of working interests in oil and gas properties.

Proved Undeveloped Reserves

As of January 31, 2012, the Company held an estimated 55,060 barrels of oil in reserves in proved undeveloped properties.  The properties were obtained during the 2010 year, and have remained classified as undeveloped.  The Company plans to begin drilling on the properties, beginning in December 2012.  There are no undeveloped properties remaining as undeveloped for 5 years or more.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production and prices and costs attributable to all oil and natural gas properties owned by us for the periods shown.

	Year ended January 31,
	2012	2011	2010
Production volumes:
Oil (Bbls)	5,467	1,230	1,971
Natural gas (Mcf)	8,356	2,363	2,332
Total (Boe)	6,860	1,624	2,360
Average realized prices:
Oil (per Bbl)	$89.83	$78.42	$63.25
Natural gas (per Mcf)	$6.74	$4.60	$4.34
Total per Boe	$79.96	$70.79	$50.87
Average production cost:
Total per Boe	$46.10	$66.94	$63.74

Drilling Activities

The Company did not conduct any exploratory or development drilling activities during the year ended January 31, 2012, 2011, or 2010.

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of January 31, 2012. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net

Oil	17	5.9
Natural gas	0	0

Total	17	5.9

Oil and Gas Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of January 31, 2012:

	Gross	Net

Developed	1640	413
Undeveloped	1960	397

Total	3600	810

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

Oklahoma Property

Nowata County

On December 18, 2006, we acquired three producing leases in Oklahoma for $250,000. The funding for this acquisition was derived from a private placement of 5,000 shares of our common stock and warrants to purchase 5,000 of our common stock to Bridge Capital Inc., a private offshore corporation. On February 26, 2010, we sold all of our interest in the leases for $100,000.

Garvin County

On February 1, 2008, we purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 13,061 shares in exchange for an 12.25% to a 29.44% gross working interest in producing wells and in undeveloped proved properties.  The Sarah No. 1-4, Teresa No. 1, Thompson No. 1-18, Ward/McNeil and Mason-Burns wells are all located in Garvin County.  The Quinlan well is located in Pottawatomie County.

On September 1, 2010, we acquired a 25% working interest in a 7 well package located in Garvin County, Oklahoma.  We acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, giving a 20% carried working interest to the seller and retaining the balance of the working interest.  Currently, we own a 25% working interest in these wells.

On September 29, 2010, we purchased a 20.83333% working interest in the Thompson #2-18 located in Garvin County, Oklahoma.  We paid $10,417 for this working interest.  On November 17, 2010, we sold 13.46774% of their interest, realizing $35,516. Currently, we own a 7.36559% working interest in this well.

Pottawatomie County

We acquired the Crown No. 1, No. 2 and No. 3 and the Gloria salt water disposal (“SWD”) wells located in Pottawatomie County, Oklahoma, on February 1, 2008 and turnkeyed the rework of these wells to outside investors, retaining a 15% carried working interest and operations of the wells.

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

Effective January 1, 2011, we negotiated purchase agreements in which certain owners of working interest in the Crown and Quinlan leases would sell all rights in said leases to us in exchange for shares of our common stock.  Pursuant to the terms of the purchase agreements, we assumed $113,159 of joint interest billings and issued a total of 581,060 shares of common stock to the sellers in the Quinlan Nos. 1, 2, 3 and 4 and the Crown Nos. 1, 2 and 3 as the purchase price for the working interests.  We recognized an aggregate cost of $694,219 for this transaction.

As a result of this transaction, our working interest in these leases increased as indicated in the following table.

Ownership Interest
Lease Name	Before Acquisition	After Acquisition

Crown 1&2	15.00%	88.75%
Crown 3	15.00%	88.75%
Quinlan 1	12.25%	62.111328%
Quinlan 2	29.44%	99.64%
Quinlan 3	15.00%	85.00%
Quinlan 4	15.00%	83.34%

On February 1, 2008, we acquired a 50% working interest in the Nancy Hubbard, Walker, State SWD and Krouch 1 and 2 leases, all located in Pottawatomie County, Oklahoma.  We have performed major rework on these leases.   On April 22, 2010, we sold all of our interest in the Nancy Hubbard, Walker and Crouch’s 1 and 2 wells for $20,300.

Seminole County

On April 8, 2008, we acquired a 10% working interest in the Jessica No. 23, located in Seminole County, Oklahoma.

Corporate Office

Our corporate office is located at 624 W. Independence, Suite 101, Shawnee, OK 74804.  Our corporate office is approximately 1,235 square feet and our annual rent was $6,606.25.  The Company also leases an office in Tulsa, OK.  For the year ended January 31, 2012, the rents were included in management fees paid to a related company, with no rent expense, and rent for the year ended January 31, 2011 was $6,400.

ITEM 3.   LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

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

	High	Low

Fiscal Year ended January 31, 2012 :
Quarter ended January 31, 2012	0.01	0.01
Quarter ended October 31, 2011	0.01	0.01
Quarter ended July 31, 2011	0.01	0.01
Quarter ended April 30, 2011	0.02	0.02

Fiscal Year Ended January 31, 2011 :
Quarter ended January 31, 2011	0.01	0.01
Quarter ended October 31, 2010	0.01	0.01
Quarter ended July 31, 2010	0.02	0.01
Quarter ended April 30, 2010	0.02	0.01

Holders of the Common Stock

At January 31, 2012, we had approximately 70 stockholders of record.

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

Equity Compensation Plan Information

The following table provides information for all equity compensation plans as of January 31, 2012, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
2008 Stock Incentive Plan	—	—	7,000
2010 Stock Incentive Plan	—	—	49,500
Total	—	—	56,500

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of our directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  Attempts are ongoing to raise funds through private placements and said attempts will continue throughout 2012.  We may also use various debt instruments to raise needed capital during 2012.

As oil and gas properties become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  This causes significant market opportunities for us to possibly position ourself with sellers that wish to divest themselves of production or proven undeveloped properties in order to provide liquidity.  Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2012, we had revenue of $331,604 from production of oil and gas, as compared to $144,112 for the fiscal year ended January 31, 2011.

Cost of continued operations for the fiscal year ended January 31, 2012 was $676,344 resulting in a net loss for the period of $276,100.

Cost of continued operations for the fiscal year ended January 31, 2011 was $743,078, resulting in a net loss for the period of $536,816.

Selected Quarterly Results of Operations – for the year ended January 31, 2012

The information set forth below is provided to enable the reader to analyze quarterly trends in the Company’s operations for the year ended January 31, 2012.

The following table shows selected results of operations for each quarter during the year ended January 31, 2012.

	Quarters Ended				Years Ended
	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012	January 31, 2012	January 31, 2011

REVENUE
Oil and gas production	$71,102	$87,904	$86,380	$86,218	$331,604	$144,112
Production services	20,680	14,080	17,160	16,720	68,640	80,555
Total revenues	91,782	101,984	103,540	102,938	400,244	224,667

COSTS AND EXPENSES
Lease operating expenses	83,447	109,911	87,130	35,761	316,249	111,954
Depletion, depreciation, amortization and accretion	7,263	5,899	14,025	34,365	61,552	25,356
General and administrative	67,584	105,485	128,005	27,320	328,394	577,690
Total expenses	158,294	221,295	229,160	97,446	706,195	715,000

OPERATING PROFIT (LOSS)	(66,512)	(119,311)	(125,620)	5,492	(305,951)	(490,333)

OTHER INCOME (EXPENSE)
Other income	-	-	18,000	11,851	29,851	-
Interest expense	-	-	-	-	-	(46,483)
Total other income (expense)	-	-	18,000	11,851	29,851	(46,483)

INCOME (LOSS) BEFORE TAXES	(66,512)	(119,311)	(107,620)	17,343	(276,100)	(536,816)

PROVISION FOR INCOME TAXES	-	-	-	-	-	-

NET INCOME (LOSS)	$(66,512)	$(119,311)	$(107,620)	$17,343	$(276,100)	$(536,816)

Net income (loss) per share	$(0.03)	$(0.06)	$(0.05)	$0.01	$(0.13)	$(0.39)

Weighted average shares outstanding	2,074,242	2,074,242	2,074,242	2,074,242	2,074,242	1,391,737

Liquidity and Capital Resources

We had a cash balance of $6,199 as of January 31, 2012, compared to cash balance of $40,501 as of January 31, 2011.  We had a working capital deficiency of $571,617 as of January 31, 2012, compared to working capital deficiency of $246,973 as of January 31, 2011.

On January 1, 2011, we entered into separate Promissory Note Settlement Agreements (the “2011 Settlement Agreements”) with the holders of certain of our outstanding demand promissory notes (the “2011 Demand Notes”). Pursuant to the terms of the Settlement Agreements, we issued a total of 154,940 shares of our common stock to the holders of the 2011 Demand Notes in full payment of all principal and accrued and unpaid interest due on the 2011 Demand Notes.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's  rules and forms,  and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2012, pursuant to Rule 13a-15 under the Securities Exchange Act. Due to our inability to file this annual report in a timely manner, our Certifying Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2012.  Due to our inability to file this annual report in a timely manner, management has concluded that the design and operations of our internal controls over financial reporting at January 31, 2012 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

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

Name	Age	Director Since	Position
James G. Borem	64	2009	Director, Chief Executive Officer and Interim Chief Financial Officer
Larry Wise	58	2007	Director, Chief Operating Officer
Gunther Weisbrich	59	2008	Director

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

Larry Wise

Larry Wise was appointed as our President and Treasurer and appointed to the board of directors as of February 21, 2007.  Mr. Wise resigned his positions as President and Treasurer effective October 1, 2009 but remains on our Board of Directors. Mr. Wise has been involved in the oil & gas industry for 30 years. Mr. Wise started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 he became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980's. During the 1980's and 1990's Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Mr. Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

Gunther Weisbrich

Gunther Weisbrich was appointed to our board of directors effective May 19, 2008.  Mr. Weisbrich began his oil and gas career as a Production Geologist with Exxon Company, USA in Louisiana, then as a Frontier Exploration Geologist with Tenneco (Houston), Sr. Explorationist with North Central Oil Company (Houston) and finally as a Senior Exploration Geologist with Hunt Oil Company in Dallas, Texas working both internationally (Yemen and South America) and domestically (West Texas, Texas Gulf Coast, East Texas Basin, Mid-continent and Miss-Ala-Fla). Over the years Mr. Weisbrich generated and participated in the discovery of many oil and gas fields. He additionally received the BEST POSTER AWARD at the 1994 Mexico City Joint AAPG/AMPG research conference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  For the fiscal year ending January 31, 2012, Messrs. Borem, Weisbrich and Wise each filed one late Form 5.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

 The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years.

Name & Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Total ($)
James G. Borem, CEO and Interim CFO	2012	0	0	0
	2011	84,000	36,000	120,000

Larry Wise, Chief Operating Officer	2012	0	0	0
	2011	80,000	15,000	95,000

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards pursuant to the 2010 Stock Incentive Plan.

Outstanding Equity Awards at January 31, 2012

We had no outstanding equity awards as of January 31, 2012.

Director Compensation for the Year Ended January 31, 2012

There were no compensation changes in the year ended January 31, 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of October 31, 2012, based upon ownership filings with the SEC, we have no shareholders that beneficially own more than 5% of our outstanding shares of common stock.  The following table sets forth the number of shares of our common stock beneficially owned as of October 31, 2012, by each director, the named executive officers and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class
James G. Borem	60,000	3%
Larry Wise	25,000	1%
Gunther Weisbrich	750	Less than 1%
All directors and executive officers as a group, including those named above (3 persons)	85,750	4%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that Gunther Weisbrich is an independent director under the definition found in Nasdaq Rule 5605(a)(2).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, Montgomery Coscia Greilich, LLP for the fiscal year ended January 31, 2012, and Killman, Murrell & Company PC for the fiscal year ended January 31, 2011:

	Years Ended January 31
	2012	2011

Audit Fees (1)	$30,000	$27,906
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.2	Bylaws (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

3.4	Certificate of Change to the Articles of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K filed on October 29, 2012)

10.1	Nitro Petroleum Incorporated 2008 Stock Incentive Plan (filed as exhibit to our Form 8-K filed on July 16, 2008)

10.2	Nitro Petroleum Incorporated 2009 Stock Incentive Plan (filed as exhibit 4.01 to our Registration Statement on Form S-8 filed on August 25, 2009)

10.3	Nitro Petroleum Incorporated 2010 Stock Incentive Plan (filed as exhibit 99 to our Registration Statement on Form S-8 filed on July 30, 2010)

14	Code of Ethics (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

23.3	Consent of Independent Petroleum Engineers

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

99.1	Report of Ramsey Property Management LLC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By: /s/ James G. Borem
James G. Borem
Chief Executive Officer and Interim Financial Officer

Date: November 2, 2012

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director, Chief Executive	November 2, 2012
Officer and Interim Chief Financial Officer

/s/ Larry Wise	Director	November 2, 2012

/s/ Gunther Weisbrich	Director	November 2, 2012

PART I – FINANCIAL INFORMATION NITRO PETROLEUM INCORPORATED FINANCIAL INFORMATION

Page

Reports of Independent Registered Public Accounting Firms	F-2 – F-3

Balance Sheets as of January 31, 2012 and 2011	F-4

Statements of Operations for the Years Ended January 31, 2012 and 2011	F-5

Statements of Stockholders’ (Deficit) for the Years Ended January 31, 2012 and 2011	F-6

Statements of Cash Flows for the Years Ended January 31, 2012 and 2011	F-7

Notes to Financial Statements	F-7 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nitro Petroleum Incorporated

We have audited the accompanying balance sheet of Nitro Petroleum Incorporated as of January 31, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  Nitro Petroleum Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated as of January 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Montgomery Coscia Greilich, LLP
Montgomery Coscia Greilich, LLP
Plano, Texas
November 5, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nitro Petroleum Incorporated
624 W. Independence, Suite 101
Shawnee, OK 74804

We have audited the accompanying balance sheets of Nitro Petroleum Incorporated as of January 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Nitro Petroleum Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated as of January 31, 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated revenues from operations but has substantial accumulated deficit and working capital deficiency and this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
August 8, 2011

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31, 2012	January 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,199	$40,501
Accounts receivable	14,788	106,173
Due to related party	34,501	-
Total current assets	55,488	146,674

PROPERTY AND EQUIPMENT, NET	43,819	44,622
OIL AND GAS PROPERTIES, NET - USING FULL COST ACCOUNTING	836,714	727,266
Total assets	$936,021	$918,562

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$25,671	$-
Accounts payable	312,678	283,987
Accrued liabilities	285,174	92,736
Due to related party	3,582	16,924
Total current liabilities	627,105	393,647

ASSET RETIREMENT OBLIGATION	60,101	-
Total liabilities	687,206	393,647

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
20,000,000 common stock, $0.001 par value
10,000,000 preferrred stock, $0.001 par value
Issued and outstanding:
2,074,242 common shares at January 31, 2012 and 2011	2,074	2,074
Additional paid-in capital	5,892,820	5,892,820
Accumulated deficit	(5,646,079)	(5,369,979)
Total stockholders' equity	248,815	524,915

Total liabilities and stockholders' equity	$936,021	$918,562

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS For the Years Ended

	January 31, 2012	January 31, 2011

REVENUES
Oil and gas production	$331,604	$144,112
Production services	68,640	80,555
Total revenues	400,244	224,667

COSTS AND EXPENSES
Lease operating expenses	316,249	111,954
Depletion, depreciation, amortization and accretion	61,552	25,356
General and administrative	328,394	577,690
Total expenses	706,195	715,000

OPERATING LOSS	(305,951)	(490,333)

OTHER INCOME (EXPENSE)
Other income	29,851	-
Interest expense	-	(46,483)
Total other income (expense)	29,851	(46,483)

LOSS BEFORE TAXES	(276,100)	(536,816)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET LOSS	$(276,100)	$(536,816)

Net loss per share, basic and diluted	$(0.13)	$(0.39)

Weighted average shares outstanding, basic and diluted	2,074,242	1,391,737

NITRO PETROLEUM INCORPORATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended January 31, 2012 and 2011

	Common Shares Number	Common Shares Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2010	1,212,492	$1,212	$4,807,513	$(4,833,163)	$(24,438)

Common stock issued for consulting fees	38,000	38	37,962	-	38,000

Stock incentive plan	87,750	88	52,562	-	52,650

Common stock issued for settlement of notes payable	154,940	155	414,304	-	414,459

Common stock issued for oil and gas working interest	581,060	581	580,479	-	581,060

Net loss	-	-	-	(536,816)	(536,816)

Balance, January 31, 2011	2,074,242	2,074	5,892,820	(5,369,979)	524,915

Net loss	-	-	-	(276,100)	(276,100)

Balance, January 31, 2012	2,074,242	$2,074	$5,892,820	$(5,646,079)	$248,815

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS For the Years Ended

	January 31, 2012	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(276,100)	$(536,816)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	59,749	25,356
Share based compensation	-	90,650
Accretion of interest expense on asset retirement obligation	1,803	-
Change in operating assets and liabilities:
Accounts receivable	91,385	(143,137)
Accounts payable and accrued expenses	260,888	45,162
Revenue payable	-	31,896
Net cash provided by (used in) operating activities	137,725	(486,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas investor funds, net of acquisition costs	-	275,844
Proceeds from sale of oil and gas properties	148,705	120,300
Acquisition of oil and gas properties	(293,175)	-
Acquisition of property and equipment	(5,385)	(1,000)
Net cash provided by (used in) investing activities	(149,855)	395,144

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	25,671	-
Proceeds from short term note payable	-	140,000
Net payments to related parties	(47,843)	(10,256)
Net cash provided by (used in) financing activities	(22,172)	129,744

Net change in cash and cash eqivalents	(34,302)	37,999
Cash and cash equivalents at beginning of year	40,501	2,502
Cash and cash equivalents at end of year	$6,199	$40,501

SUPPLEMENTAL INFORMATION
Cash paid for insterest	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH TRANSACTIONS
Acquisition of oil and gas properties	$-	$(694,219)
Issuance of common stock	$-	$73,600
Additional paid-in capital	$-	$921,919
Settlement of promissory notes payable	$-	$(414,459)
Accounts receivable	$-	$113,159
Asset retirement obligation additions	$58,298	$-
Sale of assets in exchange for forgiven payables	$39,759	$-

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2012 and 2011

Note 1	Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2012 the Company had not yet achieved profitable operations, has accumulated losses of $5,646,079 since its inception, has a working capital deficiency of $571,617 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The Company maintains its cash balances in two financial institutions in Shawnee and Tulsa, Oklahoma.  As of January 31, 2012 and 2011, the balances at these institutions do not exceed the Federal Deposit Insurance Corporation (FDIC) insured limits.

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

Property and equipment

Equipment is recorded at cost and consists of office furniture, computers and a vehicle.  Depreciation is provided using the straight-line method over the estimated useful life of the assets.

Note 2	Summary of Significant Accounting Policies (Continued)

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on an aggregate (one cost center) basis.  Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At January 31, 2012 and 2011, the Company recorded an asset retirement obligation of $60,101 and $0, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  At January 31, 2012 and 2011, the Company did not recognize an impairment charge related to long-lived assets or to the ceiling test limitations.

Income Taxes

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

Basic and Diluted Loss Per Share

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  No dilutive potential shares were issued or outstanding during the year ended January 31, 2012 or 2011.

Reverse Stock Split

Effective as of October 31, 2012, the Company effected a 1-for-100 reverse split (“Reverse Split”) of the Company’s common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 100 shares of issued and outstanding common stock being combined and reclassified into one share of common stock.  Fractional shares were rounded up to the next whole share.  All share and per share amounts for common stock have been restated to reflect the Reverse Split on a retro-active basis.

Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and due to or from related party approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.

Note 3	Oil and Gas Properties

At January 31, 2012 and 2011 the producing and undeveloped oil and gas properties were as follows:

	2012	2011

Cost of properties	$1,069,275	$906,266

Less: Accumulated depletion	(232,561)	(179,000)

Oil and gas properties, net	$836,714	$727,266

Depletion expense for the years ended January 31, 2012 and 2011, was $53,561 and $17,000, respectively.

Note 4	Property and Equipment

The following is a summary of property and equipment:

	January 31, 2012	January 31, 2011

Land	$30,769	$30,769
Vehicle	26,749	26,749
Field equipment	6,384	1,000
Office furniture and equipment	3,350	3,350

Total property and equipment	67,252	61,868

Less accumulated depreciation	(23,433)	(17,246)

Property and equipment, net	$43,819	$44,622

Depreciation expense for the years ended January 31, 2012 and 2011 was $6,188 and $8,356, respectively.

Note 5	Notes Payable and Short-Term Financing

During 2011, the Company repaid its outstanding notes payable in exchange for 154,940 shares of common stock.  As of January 31, 2012 and 2011, there were no notes payable outstanding.

Note 6	Income Taxes

At January 31, 2012, the Company has accumulated net operating loss carry forwards totaling $4,225,366, which may be applied against future years income and begin to expire in 2025.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2012	2011

Future income tax assets
Net tax operating loss carryforward	$1,369,064	$1,194,748
Oil and gas properties	20,434	175,288
Other	4,509	381
Less: Valuation allowance	(1,394,007)	(1,370,417)

	$-	$-

The Company recorded no income tax expense for the years ended January 31, 2012 and 2011, as a result of the net loss recognized in each of these years.  Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

Note 6	Income Taxes (Continued)

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2012	2011

Income tax benefit computed at the statutory rate of 34%	$93,874	$182,519
Increase (reduction ) in tax benefit resulting from:

Permanent items	(70,284)	(32,133)
Valuation allowance	(23,590)	(150,386)

Income tax benefit	$-	$-

Note 7	Stock Incentive Plans

2008 Stock Incentive Plan

On July 10, 2008, the Board of Directors adopted the Nitro Petroleum Incorporated 2008 Stock Incentive Plan (the “2008 Stock Incentive Plan”), expiring July 10, 2018.  The 2008 Stock Incentive Plan authorizes the Board of Directors to issue up to 25,000 restricted stock or non-incentive stock options.   All officers, employees, directors and individual consultants of the Corporation are eligible to receive awards under the plan.

As of January 31, 2012, 18,000 shares of restricted stock and no stock options have been granted under the 2008 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.   7,000 shares of restricted stock or non-incentive stock options remain available for grant under the 2008 Stock Incentive Plan.

2009 Stock Incentive Plan

On August 25, 2009, the Board of Directors adopted the Nitro Petroleum Incorporated 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”), expiring August 25, 2019.  The 2009 Stock Incentive Plan authorizes the Board of Directors to issue up to 100,000 restricted stock or non-incentive stock options.   All officers, employees, directors and individual consultants of the Corporation are eligible to receive awards under the plan.

As of January 31, 2012, all 100,000 shares of restricted stock and no stock options have been granted under the 2009 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.   No shares of restricted stock or non-incentive stock options remain available for grant under the 2009 Stock Incentive Plan.

2010 Stock Incentive Plan

On July 30, 2010, the Board of Directors adopted the Nitro Petroleum Incorporated 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”), expiring July 30, 2020.  The 2010 Stock Incentive Plan authorizes the Board of Directors to issue up to 175,000 restricted stock or non-incentive stock options.   All officers, employees, directors and individual consultants of the Corporation are eligible to receive awards under the plan.

On July 30, 2010, the Company issued 87,500 shares to management for consulting services and 250 shares to one director of the Company.  The expense related to this issuance was $52,650 for the year ended January 31, 2011.

On January 1, 2011, the Company issued 38,000 shares of common stock for services rendered by a third party in assisting with the conversion of debt to equity shares and the exchange of stock for various working interest in wells operated by the Company.  The expense related to this issuance was $38,000 for the year ended January 31, 2011.

As of January 31, 2012, 125,750 shares of restricted stock and no stock options have been granted under the 2010 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.   49,250 shares of restricted stock or non-incentive stock options remain available for grant under the 2010 Stock Incentive Plan.

Note 8	Related Party Transactions

The Company paid management fees to a company under the control of the President of the Company totaling $66,000 and $131,000, for the years ended January 31, 2012 and 2011, respectively.  These management fees are included in general and administrative expenses.

Note 9	Subsequent Events

Effective as of October 31, 2012, the Company effected a 1-for-100 reverse split of the Company’s common stock, as discussed in Note 2.

Note 10	Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2012	2011

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2012 and 2011
Unproved oil and gas properties	$-	$-
Proved oil and gas properties	1,069,275	906,266
Support equipment and facilities	-	-
	1,069,275	906,266

Less accumulated depreciation, depletion, amortization, and impairment	(232,561)	(179,000)
Net capitalized costs	$836,714	$727,266

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2012 and 2011
Property acquisition costs
Proved	$634,007	$418,375
Unproved	$-	$-
Exploration costs	$-	$-
Development costs	$-	$-
Amortization rate per equivalent barrel of production	$8	$10

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2012
Oil and gas sales	$331,604	$144,112
Production costs	316,249	111,954
Impairment loss	-	-
Depreciation, depletion, and amortization	53,561	17,000
	(38,206)	15,158
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(38,206)	$15,158

Reserve Information

The following estimates of proved developed and undeveloped reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties.  Accordingly, these estimates are expected to change as future information becomes available.  All of the Company’s reserves are located in the United States.

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

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves for the years ended January 31, 2012 and 2011 were computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of such fiscal years, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009.  Future expenditures to be incurred in developing and producing the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.
	2012		2011
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed and undeveloped reserves
Beginning of year	79,766	89,098	16,250	28,959
Revisions of previous estimates	10,829	(75,086)	3,173	2,907
Purchases of minerals in place	-	-	61,573	59,595
Production	(5,467)	(8,356)	(1,230)	(2.363)
Sales of minerals in place	(5,186)	-	-	-
End of year	79,942	5,656	79,766	89,098
Proved developed reserves
Beginning of year	50,238	48,019	10,213	13,968
End of year	19,673	5,656	50,238	48,019
Standardized Measure of Discounted Future Net Cash Flows at January 31, 2012 and 2011
Future cash flows		$7,303,528		$6,665,166
Future production costs		1,894,010		2,469,649
Future development costs		692,540		202,375
Future income tax expenses		-		-

Future net cash flows		4,716,978		3,993,142
10% annual discount for estimated timing of cash flows		(1,880,434)		(1,140,158)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$2,836,544		$2,852,984
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2012 and 2011
Beginning of year		$2,852,984		$537,921
Sales of oil and gas produced, net of production costs		(15,355)		(32,158)
Net changes in prices and production costs		(439,000)		158,372
Net change in estimated future development costs		490,165		(155,625)
Revisions of previous quantity estimates		82,000		200,199
Net change from purchases and sales of minerals in place		(172,852)		3,028,665
Change of discount		38,602		(884,390)
Net change in income taxes		-		-
End of year		$2,836,544		$2,852,984