Form 10-Q
period 2012-07-31
NITRO PETROLEUM INC.
filed 2012-11-05
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
OR
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

(405) 273-9119
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

At October 31, 2012 there were 2,074,242 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is for the quarters ended July 31, 2012 and April 30, 2012, with expanded financial and other disclosures. We believe that the filing of this expanded Quarterly Report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports separately. In addition, so that the recipients of this Quarterly Report can better understand the significant changes we have made in our business since January 31, 2012, the last date for which we filed an Annual Report on Form 10-K, the information relating to our business and related matters in this Quarterly Report includes information for the periods since January 31, 2012 through July 31, 2012. We intend to file timely all reports required under the Securities Exchange Act of 1934 (the “Exchange Act”) in the future.

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

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS
(Unaudited)

	July 31, 2012	April 30, 2012	January 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,087	$41,438	$6,199
Accounts receivable	91,569	28,196	14,788
Due to related party	-	-	34,501
Total current assets	106,656	69,634	55,488

PROPERTY AND EQUIPMENT, NET	722,957	707,114	880,533
Total assets	$829,613	$776,748	$936,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$50,900	40,851	$25,671
Accounts payable	210,956	92,797	312,678
Accrued liabilities	196,248	194,801	285,174
Due to related party	3,225	3,016	3,582
Total current liabilities	461,329	331,465	627,105

ASSET RETIREMENT OBLIGATION	60,101	60,101	60,101
Total liabilities	521,430	391,566	687,206

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
20,000,000 common stock, $0.001 par value
10,000,000 preferrred stock, $0.001 par value
Issued and outstanding:
2,074,242 common shares as of 2012	2,074	2,074	2,074
Additional paid-in capital	5,892,820	5,892,820	5,892,820
Accumulated deficit	(5,586,711)	(5,509,712)	(5,646,079)
Total stockholders' equity	308,183	385,182	248,815

Total liabilities and stockholders' equity	$829,613	$776,748	$936,021

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Three Months Ended July 31,		Six Months Ended July31,
	2012	2011	2012	2011	2012	2011

REVENUES
Oil and gas production	$65,810	$71,102	$110,184	$87,904	$175,994	$159,006
Production services	17,160	20,680	17,160	14,080	34,320	34,760
Total revenues	82,970	91,782	127,344	101,984	210,314	193,766

COSTS AND EXPENSES
Lease operating expenses	123,297	83,447	194,530	109,911	317,827	193,358
Depletion, depreciation, amortization and accretion	7,263.00	7,264	7,264	5,898	14,527	13,162
General and administrative	14,115	67,585	53,693	105,483	67,808	173,068
Total expenses	144,675	158,296	255,487	221,292	400,162	379,588

OPERATING LOSS	(61,705)	(66,514)	(128,143)	(119,308)	(189,848)	(185,822)

OTHER INCOME
Other income	198,071	-	51,144	-	249,215	-
Total other income	198,071	-	51,144	-	249,215	-

INCOME (LOSS) BEFORE TAXES	136,366	(66,514)	(76,999)	(119,308)	59,367	(185,822)

PROVISION FOR INCOME TAXES	-	-	-	-	-	-

NET INCOME (LOSS)	$136,366	$(66,514)	$(76,999)	$(119,308)	$59,367	$(185,822)

Net income (loss) per share, basic and diluted	$0.07	$(0.03)	$(0.04)	$(0.06)	$0.03	$(0.09)

Weighted average shares outstanding, basic and diluted	2,074,242	2,074,242	2,074,242	2,074,242	2,074,242	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,367	$(185,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	14,528	13,162
Change in operating assets and liabilities:
Accounts receivable	(76,781)	101,071
Accounts payable and accrued expenses	(190,647)	99,295
Net cash provided by (used in) operating activities	(193,533)	27,704

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	143,048	-
Acquisition of property and equipment	-	(125,114)
Net cash provided by (used in) investing activities	143,048	(125,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	25,229	-
Net payments from (to) related parties	34,144	96,588
Net cash provided by (used in) financing activities	59,373	96,588

Net increase (decrease) in cash	8,888	(822)
Cash at beginning of year	6,199	40,501
Cash at end of year	$15,087	$39,679

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2012 and April 30, 2012 and our income and cash flows for the three and six months ended July 31, 2012 and April 30, 2012. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements.  Accordingly, these financial statements should be read with the financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2012.

Note 2	Nature and Continuance of Operations

The Company was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Shawnee, Oklahoma.  On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Incorporated.  The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids.  All business activities are conducted in Texas and Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of July 31, 2012, the Company has not achieved profitable operations. The Company has accumulated losses of $5,586,711 since its inception, has a working capital deficiency of $354,673 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related-party advances; however there is no assurance of additional funding being available.

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 4	Reverse Stock Split

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

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 5	Related Party Transactions

The Company paid management fees to a company under the control of the President of the Company totaling $16,697 and $11,488, for the quarters ended July 31, 2012 and April 30, 2012, respectively. These management fees are included in general and administrative expenses.

Note 6	Subsequent Events

Effective as of October 31, 2012, the Company effected a 1-for-100 reverse stock split of the Company’s common stock, as discussed in Note 4.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2012.  The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 31, 2012, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three and six month periods ended April 30, 2012 and July 31, 2012 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

The Company intends to continue to acquire high quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States.  The Company sees significant opportunities in acquiring properties with proved producing reserves and undeveloped acreage in fields that have a long history of production.  The Company will also explore low-risk development drilling and work-over opportunities with experienced, strong operators.  The Company will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity.  There can be no assurance that the Company will be successful in finding financing, or even if financing is found, that the Company will be successful in acquiring oil and/or gas assets that result in profitable operations.

As oil and gas properties become available and appear attractive to the Company’s management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  This causes significant market opportunities for the Company to possibly position itself with sellers that wish to divest themselves of production or proved undeveloped properties in order to provide liquidity.  The Company’s management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

Financial Condition and Results of Operations

For the three months ended July 31, 2012, the Company had revenue of $127,344, as compared to $82,970 for the three months ended April 30, 2012. For the six months ended July 31, 2012, the Company had revenue of $210,314, as compared to $193,766 for the six months ended July 31, 2011.

Cost of continued operations for the three months ended April 30, 2012 was $137,411 resulting in a net loss for the period of $54,442.

Cost of continued operations for the six months ended July 31, 2012 was $385,635 resulting in a net loss for the period of $175,321.

The Company expects to continue to receive revenues from the Oklahoma properties and the Company expects for these revenues to increase.  Planned exploration ventures should increase revenues for the fiscal year ending January 31, 2013.

Liquidity and Capital Resources

The Company had cash of $41,438 as of April 30, 2012 compared to cash balance of $15,087 as of July 31, 2012.

The Company will continue to utilize the free labor of its directors and a stockholder until such time as funding is sourced from the capital markets.  It is anticipated that additional funding for the next twelve months will be required to maintain the Company’s operations.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements that they have substantial doubt the Company will be able to continue as a going concern without further financing.

Future Financings

The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that the Company will achieve any additional sales its equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Due to our inability to file this quarterly report in a timely manner, our Certifying Officer concluded that, as of July 31, 2012, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Due to our inability to file this quarterly report in a timely manner, management has concluded that the design and operations of our internal controls over financial reporting at July 31, 2012 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

PART II

Item 1.  Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or contemplated.

Item 1.A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Date:  November 5, 2012