Form 10-Q
period 2012-10-31
NITRO PETROLEUM INC.
filed 2012-12-17
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012
OR
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	October 31, 2012 (Unaudited)	January 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,083	$6,199
Accounts receivable	179,074	14,788
Due from related party	66,939	34,501
Total current assets	250,096	55,488
PROPERTY AND EQUIPMENT, NET	38,347	43,819
OIL AND GAS PROPERTIES, NET	671,875	836,714
Total assets	$960,318	$936,021
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$70,488	$25,671
Accounts payable	358,260	312,678
Accrued liabilities	276,941	285,174
Due to related party	3,016	3,582
Total current liabilities	708,705	627,105
ASSET RETIREMENT OBLIGATION	61,409	60,101
Total liabilities	770,114	687,206
STOCKHOLDERS' EQUITY
Capital stock
Authorized: 20,000,000 common stock, $0.001 par value 10,000,000 preferrred stock, $0.001 par value
Issued and outstanding: 2,074,242 common shares	2,074	2,074
Additional paid-in capital	5,892,820	5,892,820
Accumulated deficit	(5,704,690)	(5,646,079)
Total stockholders' equity	190,204	248,815
Total liabilities and stockholders' equity	$960,318	$936,021

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
REVENUES
Oil and gas production	$39,408	$86,380	$215,402	$245,386
Production services	17,160	17,160	51,480	51,920
Gain on sale of oil and gas properties	-	-	249,215	-
Total revenues	56,568	103,540	516,097	297,306
COSTS AND EXPENSES
Lease operating expenses	43,652	87,130	361,479	280,488
General and administrative	116,851	128,006	184,659	301,074
Depletion, depreciation, amortization and accretion	14,043	14,025	28,570	27,187
Total expenses	174,546	229,161	574,708	608,749

OPERATING LOSS	(117,978)	(125,621)	(58,611)	(311,443)

OTHER INCOME	-	18,000	-	18,000
LOSS BEFORE TAXES	(117,978)	(107,621)	(58,611)	(293,443)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(117,978)	$(107,621)	$(58,611)	$(293,443)
Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.03)	$(0.14)

Weighted average shares outstanding, basic and diluted	2,074,242	2,074,242	2,074,242	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,611)	$(293,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	27,262	27,185
Gain on sale of oil and gas properties	(249,215)	9,382
Accretion on asset retirement obligation	1,308	-
Change in operating assets and liabilities:
Accounts receivable	(164,286)	64,108
Accounts payable and accrued expenses	37,349	272,185
Net cash provided by (used in) operating activities	(406,193)	79,417
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	392,264	148,705
Purchases of oil and gas properties	-	(169,794)
Purchases of equipment	-	(5,385)
Net cash provided by (used in) investing activities	392,264	(26,474)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	44,817	-
Net payments to related parties	(33,004)	(1,918)
Net cash provided by (used in) financing activities	11,813	(1,918)
Net increase (decrease) in cash	(2,116)	51,025
Cash at beginning of period	6,199	40,501
Cash at end of period	$4,083	$91,526

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Sale of assets in exchange for forgiven payables	$-	$39,759

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Unaudited)

Note 1            Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at October 31, 2012 and our income and cash flows for the three and nine months ended October 31, 2012. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of October 31, 2012, the Company has not achieved profitable operations. The Company has accumulated losses of $5,704,690 since its inception, has a working capital deficiency of $458,609 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related-party advances; however there is no assurance of additional funding being available.

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

Note 5            Related Party Transactions

The Company paid management fees to a company under the control of the President of the Company totaling $35,167, for the quarter ended October 31, 2012. These management fees are included in general and administrative expenses.

Note 6            Subsequent Events

The Company evaluated events through December 17, 2012 that warrant disclosure in the financial statements. The Company obtained additional financing of approximately $291,300 after October 31, 2012, but before the date of this filing.

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

The financial information with respect to the nine month period ended October 31, 2012 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

Revenues

For the three months ended October 31, 2012, the Company’s revenue was $56,568, a decrease of 45% compared to the three months ended October 31, 2011 of $103,540. Approximately $41,000 of this decrease is a result of a decrease in oil and gas production during the third quarter of 2012.

For the nine months ended October 31, 2012, the Company’s revenue, excluding the gain on sales of oil and gas properties, was $266,882, a decrease of 10% compared to the nine months ended October 31, 2011 of $297,306.  Approximately $19,000 of this increase is a result of an increase in the price of oil and gas during 2012.

Lease operating expenses

For the three months ended October 31, 2012, the Company’s lease operating expenses were $43,652, a decrease of 50% compared to the three months ended October 31, 2011 of $87,130. This decrease was a result of well overhaul maintenance performed in the second quarter of 2012 that reduced third quarter maintenance expenses.

For the nine months ended October 31, 2012, the Company’s lease operating expenses were $361,479, an increase of 29% compared to the nine months ended October 31, 2011 of $280,488. This increase is a result of well overhaul maintenance performed during the second quarter of 2012.

 General and administrative expenses

For the three months ended October 31, 2012, the Company’s general administrative expenses were $116,851, a decrease of 9% compared to the three months ended October 31, 2011 of $128,005.  This decrease is a result of significant legal and administrative expenses incurred during the third quarter of 2011 related to the increase in operations. Operations were significantly less during the third quarter of 2012.

For the nine months ended October 31, 2012, the Company’s general administrative expenses were $184,659, a decrease of 39% compared to the nine months ended October 31, 2011 of $301,073.  This decrease is a result of significant administrative and legal fees incurred during the second and third quarters of 2011 in regards to the sale of oil and gas well working interests. These expenses did not re-occur during 2012.

Liquidity and Capital Resources

As of October 31, 2012 and January 31, 2012, the Company’s cash balances were $4,083 and $6,199, respectively.  The decrease in cash for the nine months ended October 31, 2012 of $2,116 relates primarily to increased accounts receivable balances of $164,286, primarily resulting from unpaid joint interest billings due to the Company.  The cash decrease was offset by an increase in accounts payable and accrued liabilities balances, of $37,349, primarily resulting from limited cash available within the Company.  These cash changes were also offset by proceeds from sale of oil and gas properties of $143,049 and cash overdraft of $44,818.

The Company will continue to utilize the free labor of its directors and a stockholder until such time as funding is sourced from the capital markets.  It is anticipated that additional funding for the next twelve months will be required to maintain the Company’s operations.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements for the year ended January 31, 2012 that they have substantial doubt the Company will be able to continue as a going concern without further financing.

Future Financings

The Company will continue to rely on equity sales of the common shares in order to continue to fund the Company’s business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that the Company will achieve any additional sales its equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities. The Company obtained additional financing of approximately $291,300 during the fourth quarter of 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of October  31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of October 31, 2012, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at October 31, 2012 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

PART II

Item 1.  Legal Proceedings.

The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or, to the knowledge of the Company, contemplated.

Item 1.A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By:	/s/ James G. Borem
James G. Borem, President, Chief Executive Officer and Interim Chief Financial Officer

Date: December 17, 2012