Form 10-K
period 2013-01-31
NITRO PETROLEUM INC.
filed 2013-05-01
CIK 1285236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐     Accelerated filer   ☐    Non-accelerated filer    ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 31, 2012 (the last business day of the registrant's most recently completed year end), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $3,919,692 (based upon the closing price of the registrant’s common stock as reported by the U.S. OTC Markets on July 31, 2012, adjusted for a subsequent reverse stock split, of $1.00).

As of March 31, 2013, there were 5,554,692 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

This report, including information included in future filings by us with the Securities and Exchange Commission (the “SEC”), as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contained in this report. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

EXPLANATORY NOTE

Effective as of October 31, 2012, we effected a 1-for-100 reverse split (the “Reverse Split”) of our common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 100 shares of issued and outstanding common stock being combined and reclassified into one share of common stock.  Fractional shares were rounded up to the next whole share.  All share and per share amounts for common stock have been restated to reflect the Reverse Split on a retro-active basis.

PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, all references in this report to “Nitro,” “our,” “us,” and “we” refer to Nitro Petroleum Incorporated.

Overview

Nitro is engaged in the acquisition and exploration of gas and oil properties.  We were incorporated on October 27, 2003, under the name Ingenium Capital Corp. in the State of Nevada.  We changed our name from Ingenium Capital Corp. to Nitro Petroleum Incorporated on February 27, 2006.  Our principal offices are located at 624 W. Independence, Suite 101, Shawnee, OK 74804. Our telephone number is (405) 273-9119.

Strategy

Our business strategy is to acquire interests in the properties of, and working interests in the production owned by, established oil and gas production companies, whether public or private, in United States oil and gas producing areas.   We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of additional oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily "proved producing and proved undeveloped reserves."  We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.  We also seek to acquire and develop oil and gas properties, as the operator.

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

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of February 2012 through January 2013 calculated to be $2.76 per Mcf of natural gas and $91.21 per Bbl of oil. These prices were held constant for the life of the properties and adjusted for the appropriate market differentials.

As of January 31, 2013, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil (Bbl)	Natural Gas (Mcf)

Proved developed	29,530	3,014
Proved developed non-producing	41,606	12,524
Proved undeveloped	3,885	7,192

Total proved	75,021	22,730

Increases in our proved developed reserves and our proved undeveloped reserves are attributable to acquisitions of working interests in oil and gas properties.

Proved Undeveloped Reserves

As of January 31, 2013, the Company held an estimated 3,885 barrels of oil in reserves in proved undeveloped properties.  The properties were obtained during the 2010 year, and have remained classified as undeveloped. During the year ended January 31, 2013, the Company drilled the Branch #1 well as a successful oil well. As of January 31, 2013, there are no undeveloped properties that have been undeveloped for 5 years or more.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production and prices and costs attributable to all oil and natural gas properties owned by us for the periods shown.

	Year ended January 31,
	2013	2012	2011
Production volumes:
Oil (Bbls)	4,401	5,467	1,230
Natural gas (Mcf)	605	8,356	2,363
Total (Boe)	4,502	6,860	1,624
Average realized prices:
Oil (per Bbl)	$87.25	$89.83	$78.42
Natural gas (per Mcf)	$4.29	$6.74	$4.60
Total per Boe	$64.60	$79.96	$70.79
Average production cost:
Total per Boe	$156.57	$46.10	$66.94

Drilling Activities

The Company drilled and completed the Branch #1 well in Garvin as a successful oil well in January 2013.

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of January 31, 2013. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net

Oil	17	6
Natural gas	0	0

Total	17	6

 Oil and Gas Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of January 31, 2013:

	Gross	Net

Developed	1,640	413
Undeveloped	1,960	397

Total	3,600	810

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

Participation in Barnett Shale

We entered into an Acreage Participation Agreement effective January 23, 2006, with REO Energy, Ltd. as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the "Gross Area"). We purchased 50% of REO Energy’s leasehold interest in the Gross Area (the "Assigned Acreage") for $300,000. We are also entitled (i) to receive a 1% overriding royalty on the entire Gross Area, (ii) to participate in up to a 25% working interest in wells drilled in the Gross Area, and (iii) to receive an acreage fee of $500 per acre from all wells drilled on the Assigned Acreage.

Additionally, we acquired a 10% working interest in four wells (Inglish 4, Inglish 5, Inglish D1 and Inglish D2)  and a 5% working interest in two wells (Craig Muncaster 6 and Craig Muncaster 7)  drilled by REO Energy Ltd. on Barnett Shale formation leases.

Oklahoma Properties

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

On September 1, 2010, we acquired a 25% working interest in a 7 well package located in Garvin County, Oklahoma.  We acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, giving a 20% carried working interest to the seller and retaining the balance of the working interest. During the year ended January 31, 2013, the company purchased and sold some interests in the well package. Currently, we own a 24% working interest in these wells.

On September 29, 2010, we purchased a 20.83333% working interest in the Thompson #2-18 located in Garvin County, Oklahoma.  We paid $10,417 for this working interest.  On November 17, 2010, we sold a 13.46774% working interest, realizing $35,516. Currently, we own a 7.36559% working interest in this well.

In January 2013, we completed drilling the Branch #1 well. Based upon current production rates, the Company is estimating it's net revenue will increase by $109,182 per month. The Company holds a 79.25% net revenue interest and a 24% working interest in the Branch #1 well.

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

As a result of this transaction, our working interest in these leases increased as indicated in the following table.

Ownership Interest
Lease Name	Before Acquisition	After Acquisition

Crown 1&2	15.00%	88.75%
Crown 3	15.00%	88.75%
Quinlan 1	12.25%	62.11%
Quinlan 2	29.44%	99.64%
Quinlan 3	15.00%	85.00%
Quinlan 4	15.00%	83.34%

During 2012, the Company sold 30% ownership interest in each of the Quinlan #1, #2, and #3 wells. The Company's new ownership percentages of the Quinlan #1, #2, and #3 were 24%, 53.35%, and 47.5%, respectively.

Seminole County

On April 8, 2008, we acquired a 10% working interest in the Jessica No. 23, located in Seminole County, Oklahoma, which is still producing as of January 31, 2013.

Corporate Office

Our corporate office is located at 624 W. Independence, Suite 101, Shawnee, OK 74804.  Our corporate office is approximately 1,235 square feet and our annual rent is $6,606.25.  The Company also leases an office in Tulsa, OK.  For the years ended January 31, 2012 and 2013, the rents were included in management fees paid to a related company, with no rent expense.

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

Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets depends upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline.

Environmental Regulations

Our U.S. assets are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

Employees

At January 31, 2013 we had no full-time employees.  All necessary services are performed by contracted parties.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Report, in connection with any investment decision regarding shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to borrow money, repay future indebtedness and obtain additional capital.

Our future financial condition, access to capital, cash flows and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

•	the level of domestic production;

•	the availability of imported oil and natural gas;

•
political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the cost and availability of transportation and pipeline systems with adequate capacity;

•	the cost and availability of other competitive fuels;

•	fluctuating and seasonal demand for oil, natural gas and refined products;

•	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

•	weather;

•	foreign and domestic government relations; and

•	overall economic conditions, particularly the recent worldwide economic slowdown which has put downward pressure on oil and natural gas prices and demand.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue.  Our revenues, cash flow and profitability and our ability to borrow money, to repay future indebtedness and to obtain additional capital depend substantially upon oil and natural gas prices.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and exploratory prospects and sale of crude oil, natural gas and natural gas liquids. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us or in which we have an interest will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all of the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Insurance for wells in which we participate is generally obtained, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us if any of the foregoing events occur.

We may not identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and any indemnifications we receive from sellers may be insufficient to protect us from such risks, which may result in unexpected liabilities and costs to us.

Our business strategy focuses on acquisitions of undeveloped oil and natural gas properties that we believe are capable of production.  We may make additional acquisitions of undeveloped oil and gas properties from time to time, subject to available resources.  Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors.  Generally, it is not feasible for us to review in detail every individual property involved in a potential acquisition.  In making acquisitions, we generally focus most of our title and valuation efforts on the properties that we believe to be more significant, or of higher-value.  Even a detailed review of properties and records may not reveal all existing or potential problems, nor would it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities.  In addition, we do not inspect in detail every well that we acquire.  Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we perform a detailed inspection.  Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems.  Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses.  Any limitation on our ability to recover the costs related any potential problem could materially impact our financial condition and results of operations.

We have a history of operating losses and we may not become profitable. If we are not able to achieve and maintain profitability in the future, we might not be able to access funds through debt or equity financings.

Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of equity securities.  Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and (ii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We are subject to uncertainties in reserve estimates and future net cash flows.

This report contains estimates of our oil and gas reserves and the expected future net cash flows from those reserves, most of which have been prepared by an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price of the first day of each month of the last 12 months and a differential of the price per Mcf received by us, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1. Business – Oil and Natural Gas Reserves.”

We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases, we are provided only limited notice as to when production will be curtailed and the duration of such curtailments.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of James G. Borem, our Chief Executive Officer. The loss of the services of Mr. Borem would have a material adverse effect on our operations. We have not obtained key personnel life insurance on Mr. Borem.

Certain of our affiliates control a majority of our outstanding common stock, which may affect other stockholders’ ability to influence matters submitted to a vote of stockholders.

As of January 31, 2013, our executive officers, directors and their affiliates and certain 5% stockholders hold approximately 37% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such stockholders have the ability to exert significant influence or control over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring stockholder approval. This concentration of voting power may delay or prevent a potential change in control, even if that is in the best interests of shareholders.

Certain of our affiliates have engaged in business transactions with us, which may result in conflicts of interest.

Certain officers, directors and related parties, including entities controlled by Mr. Borem, our Chief Executive Officer, have engaged in business transactions with us which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent members of our Board of Directors.

The liquidity, market price and volume of our stock are volatile.

Our common stock is not traded on any exchange, but is currently quoted on the U.S. OTC Markets. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, particularly if our common stock does not continue to be quoted on the U.S. OTC Markets on another recognized quotation services or exchange.

The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock markets have from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed to have been a “shell company” pursuant to Rule 144 prior to the time that we filed our Annual Report on Form 10-K for the year ended January 31, 2012, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date such Annual Report was filed with the SEC.  Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after the date of such filing, and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. This could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may experience adverse consequences because of required indemnification of officers and directors.

Provisions of our Articles of Incorporation and Bylaws provide that we will indemnify any director and officer as to liabilities incurred in their capacity as a director or officer and on those terms and conditions set forth therein to the fullest extent of Nevada law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions.

Certain anti-takeover provisions may discourage a change in control.

Provisions of Nevada law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company. Our Certificate of Formation and Bylaws include “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without stockholder approval), and certain procedural requirements governing stockholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as “Section 404," require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

We may not have satisfactory title or rights to all of our current or future properties.

Prior to acquiring undeveloped properties, our contract land professionals review title records or other title review materials relating to substantially all of such properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards.  Prior to drilling, we obtain a title opinion on the drill site prior to drilling.  However, a title opinion does not necessarily ensure satisfactory title.  We believe we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry.  Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties.  In the normal course of our business, title defects and lease issues of varying degrees arise, and, if practicable, reasonable efforts are made to cure such defects and issues.

Governmental regulations could adversely affect our business.

Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and natural gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. These laws and regulations have increased the costs of our operations. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

In particular and without limiting the foregoing, various tax proposals currently under consideration could result in an increase and acceleration of the payment of federal income taxes assessed against independent oil and natural gas producers, for example by eliminating the ability to expense intangible drilling costs, removing the percentage depletion allowance and increasing the amortization period for geological and geophysical expenses. Any of these changes would increase our tax burden.

The State of Texas and Oklahoma and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of these states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

Environmental liabilities could adversely affect our business.

In the event of a release of oil, natural gas or other pollutants from our operations into the environment, we could incur liability for any and all consequences of such release, including personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in several ways, including:

•	from a well or drilling equipment at a drill site;
•	leakage from gathering systems, pipelines, transportation facilities and storage tanks;
•	damage to oil and natural gas wells resulting from accidents during normal operations; and
•	blowouts, cratering and explosions.

In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination that we have not yet discovered relating to the acquired properties or any of our other properties.

To the extent we incur any environmental liabilities, it could adversely affect our results of operations or financial condition.

Climate change legislation, regulation and litigation could materially adversely affect us.

There is an increased focus by local, state and national regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions, including the United States Environmental Protection Agency, which promulgated several GHG regulations in 2010 and late 2009. As these regulations are under development or are being challenged in the courts, we are unable to predict the total impact of these potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emission legislation.

Passage of legislation or regulations that regulate or restrict emissions of GHG, or GHG-related litigation instituted against us, could result in direct costs to us and could also result in changes to the consumption and demand for natural gas and carbon dioxide produced from our oil and natural gas properties, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

Horizontal drilling activities could be subject to increased regulation and could expose us to environmental risks that could adversely affect us.

Legislation relating to horizontal drilling activities that could impose new permitting disclosure or other environmental restrictions or obligations on our operations is currently being considered at the federal level, and may in the future be considered at the state or local level. In particular, the U.S. Congress recently signaled a renewed interest in certain downhole injection activities, some of which we utilize in our operations. The focus may lead to new legislation or regulations that could affect our operations. Any additional requirements or restrictions on our operations could result in delays, increased operating costs or a requirement to change or eliminate certain drilling and injection activities in a manner that may materially adversely affect us. In addition, because horizontal drilling involves fracture stimulation through the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production, it is also possible that our drilling and the fracturing process could adversely affect the environment, which could result in a requirement to perform investigations or clean-ups or in the incurrence of other unexpected material costs or liabilities.

We may be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. There can be no assurance that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our properties is included in “Part I. Item 1. Business” and is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Common Stock

Our common stock is traded on the QB Tier of the U.S. OTC Markets and is quoted under the symbol “NTRO.”  The following quotations were obtained from Yahoo Finance and reflect interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.  There have been no reported transactions in our stock for certain of the trading days during the periods reported below. The following table sets forth the high and low bid prices for our common stock on the U.S. OTC Markets for the periods indicated (as adjusted for stock splits):

	High	Low

Fiscal Year ended January 31, 2013 :
Quarter ended January 31, 2013	0.41	0.37
Quarter ended October 31, 2012	0.40	0.17
Quarter ended July 31, 2012	0.02	0.02
Quarter ended April 30, 2012	0.02	0.02

Fiscal Year Ended January 31, 2012 :
Quarter ended January 31, 2012	0.01	0.01
Quarter ended October 31, 2011	0.01	0.01
Quarter ended July 31, 2011	0.01	0.01
Quarter ended April 30, 2011	0.02	0.02

Holders of the Common Stock

At January 31, 2013, we had approximately 74 stockholders of record.

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

Equity Compensation Plan Information

During the year ended January 31, 2013, the Company issued 2,015,000 common shares in exchange for services. The value assigned to these shares was $298,970, granted to consultants, officers, and directors, with no formal incentive plan or stated terms.

The following table provides information for all equity compensation plans as of January 31, 2013, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
2008 Stock Incentive Plan	—	—	7,000
2010 Stock Incentive Plan	—	—	49,250
Total	—	—	56,250

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We intend to continue to acquire high quality oil and gas properties, primarily “proved producing and proved undeveloped reserves” in the United States.  We see significant opportunities in acquiring properties with proved producing reserves and undeveloped acreage in fields that have a long history of production.  We will also explore low-risk development drilling and work-over opportunities with experienced, strong operators, and we might act as an operator in the future.  We will attempt to finance oil and gas operations through a combination of privately placed debt and/or equity, or through selling interests in wells in which we have an interest.  There can be no assurance that we will be successful in finding financing, or even if financing is found, that we will be successful in acquiring oil and/or gas assets that result in profitable operations.

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of our directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  We have raised certain funds through private placements of our equity securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2013.  We may also use various debt instruments to raise needed capital during 2013.

As oil and gas properties become available and appear attractive to our management, funds, when and if they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  This causes significant market opportunities for us to possibly position ourself with sellers that wish to divest themselves of production or proved undeveloped properties in order to provide liquidity.  Our management believes that current market conditions are creating situations that could result in the opportunity for such production acquisitions.

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

Financial Condition and Results of Operations

For the fiscal year ended January 31, 2013, we had revenue of $290,812 from production of oil and gas, as compared to $331,604 for the fiscal year ended January 31, 2012. The decrease of $40,792 resulted from approximately $12,837 attributed to the decrease in oil and gas prices and $27,955 attributed to decrease in production volume. The decrease in production volume was a result of downtime due to well maintenance.

Cost of continued operations for the fiscal year ended January 31, 2013 was $1,223,795 resulting in a net operating loss for the period of $864,343. Cost of continued operations for the fiscal year ended January 31, 2012 was $706,195, resulting in a net operating loss for the period of $305,951. The increase in lease operating expenses was primarily a result of $246,667 in new drilling costs and $412,384 in workover costs.

Liquidity and Capital Resources

We had a cash balance of $160,460 as of January 31, 2013, compared to cash balance of $6,199 as of January 31, 2012.  We had a working capital deficiency of $133,422 as of January 31, 2013, compared to working capital deficiency of $571,617 as of January 31, 2012.

For the year ended January 31, 2013, we have continued to fund operations through proceeds of equity investments of $769,560. For the years ended January 31, 2013 and 2012, our net losses from oil and gas producing activities were $411,502 and $38,206 respectively. These losses were generated primarily as a result of our development efforts in the Branch #1 well. The Branch #1 well began production in January 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern without further financing.

Future Financings

We expect to continue to rely on sales of our common shares and securities convertible into our common shares, in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of such securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements and Schedules” immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's  rules and forms,  and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2013, pursuant to Rule 13a-15 under the Securities Exchange Act.  Our Certifying Officer concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls are designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  Management used the framework set forth in the report entitled "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as "COSO") to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2013.  Management has concluded that the design and operations of our internal controls over financial reporting at January 31, 2013 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of four (4) persons. The term of each director is until the next annual meeting of shareholders or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he became a director of the Company and his current positions with the Company:

Name	Age	Director Since	Position
James G. Borem	64	2009	Director, Chief Executive Officer and Interim Chief Financial Officer
James C. Lanshe	66	2013	Director, President and Chief Operating Officer
Larry Wise	58	2007	Director
Gunther Weisbrich	59	2008	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

James G. Borem

James G. Borem was appointed to the Board and as our Chief Executive Officer and Interim Chief Financial Officer effective October 1, 2009.  Mr. Borem has over 40 years of experience in the petroleum industry. He has vast experience in the areas of petroleum valuations, development, financing, budgeting, marketing, materials procurement and risk management. Mr. Borem currently serves, and has served for the past five years, as President of Premier Operating Inc. and Providian Reserves Inc., two Oklahoma oil and gas service and production companies that are affiliated with Nitro Petroleum Incorporated.

James C. Lanshe

Mr. Lanshe has been actively involved in law, investment management and oil & gas for over twenty-five years, and has served as the Company’s President and Chief Operating Officer since December 31, 2012.  Prior to that time, from 2009 until 2011 he served as the Executive Vice President and General Counsel of Baytree Capital Associates, LLC, an investment management firm in New York.  Previously, for approximately the preceding five years, he was chief executive of a fund services company, MadisonGrey Fund Services, with offices in New York, Atlanta and Cayman, that provided administration and regulatory compliance services for several billion dollars in fund assets.  He was also a partner with the law firm of O'Connor, Cavanagh, Anderson, Westover, Killingworth & Beshears in Phoenix, Arizona.

Mr. Lanshe has served as an assistant dean and faculty member at Seton Hall University School of Law. He currently holds an appointment as honorary research associate at Oxford Brookes University School of Social Sciences and Law, Oxford, England. Prior to teaching at Seton Hall, he was an adjunct faculty member at the University of Louisville's Brandeis School of Law.

Mr. Lanshe has previously held a gubernatorial appointment (with senate confirmation) to the Arizona Oil and Gas Conservation Commission, and served as that body’s representative to the Legal Affairs Committee of the Interstate Oil and Gas Compact Commission. His other governmental experience includes: (i) having served as an administrative aide to the former United States Senate Minority Leader, Hugh Scott; and (ii) having served as a captain in the United States Marine Corps Office of the Staff Judge Advocate, during which time he held a State Department appointment as a United States representative to the courts of Japan.

Mr. Lanshe has served on various business, civic and charitable boards, including, LaTex Resources (a publicly traded E&P company), Standard Management Corporation (the publicly traded holding company for Standard Life Insurance Company of Indiana), the Saint Thomas University School of Law, Sacred Heart Healthcare System, Muhlenberg College Board of Associates, the Jesse Owens Memorial Health Center and various YMCA organizations in Arizona and Pennsylvania.

Mr. Lanshe is a graduate of Georgetown University (B.A, with Distinction), Cornell University School of Law (JD), Harvard University (MPA), University of Hawaii (MBA), and Cardiff University (MPhil). He is admitted to practice law in the states of Arizona, New York, Pennsylvania, Texas and the District of Columbia, as well as various federal courts, including the Supreme Court of the United States

Larry Wise

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

Gunther Weisbrich

Gunther Weisbrich was appointed to our board of directors effective May 19, 2008.  Mr. Weisbrich began his oil and gas career as a Production Geologist with Exxon Company, USA in Louisiana, then as a Frontier Exploration Geologist with Tenneco (Houston), Sr. Explorationist with North Central Oil Company (Houston) and finally as a Senior Exploration Geologist with Hunt Oil Company in Dallas, Texas working both internationally (Yemen and South America) and domestically (West Texas, Texas Gulf Coast, East Texas Basin, Mid-continent and Mississippi, Alabama and Florida). Over the years Mr. Weisbrich generated and participated in the discovery of many oil and gas fields. He additionally received the BEST POSTER AWARD at the 1994 Mexico City Joint AAPG/AMPG research conference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  For the fiscal year ending January 31, 2013, Messrs. Borem, Weisbrich and Wise each filed a Form 5 reporting one transaction that was not timely reported on Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

 The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years.

Name & Principal Position	Year	Salary (3) ($)	Stock Awards (1) ($)	Total ($)
James G. Borem, CEO and Interim CFO	2013	84,000	128,700	212,700
	2012	-	-	-
James C. Lanshe, President and Chief Operating Officer (2)	2013	7,000	79,200	86,200

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards.

(2)	Mr. Lanshe was appointed as President and Chief Operating Officer on January 31, 2013.

(3)	Amounts were for management services performed for Nitro Petroleum Incorporated , but which services were provided by entities controlled by such officers.

Outstanding Equity Awards at January 31, 2013

We had no outstanding equity awards as of January 31, 2013.

Director Compensation for the Year Ended January 31, 2013

During the year ended January 31, 2013, the Company granted 1,575,000 common shares to directors, which had an assigned value of $311,850.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 31, 2013, based upon ownership filings with the SEC, we have  shareholders that beneficially own more than 5% of our outstanding shares of common stock.  The following table sets forth the number of shares of our common stock beneficially owned as of January 31, 2013, by each director, the named executive officers and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class
James G. Borem	710,000	13%
James C. Lanshe	400,000	7%
Larry Wise	515,000	9%
Gunther Weisbrich	25,750	Less than 1%
All directors and executive officers as a group, including those named above (4 persons)	1,650,750	30%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Board of Directors has determined that Gunther Weisbrich is an independent director under the definition found in Nasdaq Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, Montgomery Coscia Greilich, LLP for the fiscal years ended January 31, 2013 and 2012:

	Years Ended January 31
	2013	2012

Audit Fees (1)	$30,000	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

(1)
Audit Fees are the aggregate fees billed by the independent auditor for the audit of the annual financial statements, reviews of interim financial statements, and attestation services that are provided in connection with statutory and regulatory filings or engagements.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.2	Bylaws (filed as exhibit to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

3.4	Certificate of Change to the Articles of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K filed on October 29, 2012)

10.1	Nitro Petroleum Incorporated 2008 Stock Incentive Plan (filed as an exhibit to our Form 8-K filed on July 16, 2008)

10.2	Nitro Petroleum Incorporated 2009 Stock Incentive Plan (filed as exhibit 4.01 to our Registration Statement on Form S-8 filed on August 25, 2009)

10.3	Nitro Petroleum Incorporated 2010 Stock Incentive Plan (filed as exhibit 99 to our Registration Statement on Form S-8 filed on July 30, 2010)

14	Code of Ethics (filed as exhibit to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

99.1	Report of Ramsey Property Management LLC

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

NITRO PETROLEUM INCORPORATED

By: /s/ James G. Borem
James G. Borem
Chief Executive Officer and Interim Chief Financial Officer

Date: May 1, 2013

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director, Chief Executive	May 1, 2013
Officer and Interim Chief Financial Officer

/s/ James C. Lanshe	Director, President and Chief Operating Officer	May 1, 2013

/s/ Larry Wise	Director	May 1, 2013

/s/ Gunther Weisbrich	Director	May 1, 2013

PART I – FINANCIAL INFORMATION
NITRO PETROLEUM INCORPORATED
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Nitro Petroleum Incorporated

We have audited the accompanying balance sheets of Nitro Petroleum Incorporated as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  Nitro Petroleum Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated as of years ended January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Montgomery Coscia Greilich, LLP
Montgomery Coscia Greilich, LLP
Plano, Texas
May 1, 2013

NITRO PETROLEUM INCORPORATED
BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$160,460	$6,199
Accounts receivable	148,933	14,788
Due from related party	52,337	34,501
Total current assets	361,730	55,488

PROPERTY AND EQUIPMENT, NET	39,036	43,819
OIL AND GAS PROPERTIES, NET - USING FULL COST ACCOUNTING	1,015,446	836,714
Total assets	$1,416,212	$936,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$78,515	$25,671
Accounts payable	190,840	312,678
Accrued liabilities	224,915	285,174
Due to related party	882	3,582
Total current liabilities	495,152	627,105

ASSET RETIREMENT OBLIGATION	49,843	60,101
Total liabilities	544,995	687,206

STOCKHOLDERS' EQUITY
Capital stock
Authorized:
20,000,000 common stock, $0.001 par value 10,000,000 preferrred stock, $0.001 par value
Issued and outstanding:
5,488,442 and 2,074,242 common shares at January 31, 2013 and 2012, respectively	5,488	2,074
Additional paid-in capital	7,057,936	5,892,820
Accumulated deficit	(6,192,207)	(5,646,079)
Total stockholders' equity	871,217	248,815

Total liabilities and stockholders' equity	$1,416,212	$936,021

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF OPERATIONS
For the Years Ended

	January 31, 2013	January 31, 2012

REVENUES
Oil and gas production	$290,812	$331,604
Production services	68,640	68,640
Gain on sale of oil and gas properties	318,215	-
Total revenues	677,667	400,244

COSTS AND EXPENSES
Lease operating expenses	704,895	316,249
Depletion, depreciation, amortization and accretion	62,923	61,552
General and administrative	455,977	328,394
Total expenses	1,223,795	706,195

OPERATING LOSS	(546,128)	(305,951)

OTHER INCOME
Other income	-	29,851
Total other income	-	29,851

LOSS BEFORE INCOME TAXES	(546,128)	(276,100)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(546,128)	$(276,100)

Net loss per share, basic	$(0.23)	$(0.13)

Net loss per share, diluted	$(0.21)	$(0.13)

Weighted average shares outstanding, basic	2,358,759	2,074,242

Weighted average shares outstanding, diluted	2,597,022	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended January 31, 2013 and 2012

	Common Shares Number	Common Shares Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 31, 2011	2,074,242	$2,074	$5,892,820	$(5,369,979)	$524,915

Net loss	-	-	-	(276,100)	(276,100)

Balance, January 31, 2012	2,074,242	2,074	5,892,820	(5,646,079)	248,815

Common stock issued for services	2,015,000	2,015	396,955	-	398,970

Common stock sold	1,399,200	1,399	768,161	-	769,560

Net loss	-	-	-	(546,128)	(546,128)

Balance, January 31, 2013	5,488,442	$5,488	$7,057,936	$(6,192,207)	$871,217

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
STATEMENTS OF CASH FLOWS
For the Years Ended

	January 31, 2013	January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(546,128)	$(276,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	61,397	59,749
Share based compensation	398,970	-
Accretion of interest expense on asset retirement obligation	1,526	1,803
Gain on sale of oil and gas properties	(318,215)	-
Change in operating assets and liabilities:
Accounts receivable	(134,145)	91,385
Accounts payable and accrued expenses	(182,097)	260,888
Net cash provided by (used in) operating activities	(718,692)	137,725

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	515,251	148,705
Acquisition of oil and gas properties	(440,867)	(293,175)
Acquisition of property and equipment	(3,299)	(5,385)
Net cash provided by (used in) investing activities	71,085	(149,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdraft	52,844	25,671
Proceeds from common stock issuances	769,560	-
Net change in related parties balances	(20,536)	(47,843)
Net cash provided by (used in) financing activities	801,868	(22,172)

Net increase (decrease) in cash and cash eqivalents	154,261	(34,302)
Cash and cash equivalents at beginning of year	6,199	40,501
Cash and cash equivalents at end of year	$160,460	$6,199

NON-CASH TRANSACTIONS
Adjustment to expected future liabilities	$(11,784)	$58,298
Sale of assets in exchange for forgiven payables	$-	$39,759

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013 and 2012

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $6,192,207 since its inception, has a working capital deficiency of $133,422 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.  The Company had no cash equivalents as of January 31, 2013 and 2012.

The Company maintains its cash balances in two financial institutions in Shawnee and Tulsa, Oklahoma.  As of January 31, 2013 and 2012, the balances at these institutions do not exceed the Federal Deposit Insurance Corporation (FDIC) insured limits.

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

Property and equipment

Equipment is recorded at cost, less accumulated depreciation, and consists of office furniture, computers and a vehicle.  Depreciation is provided using the straight-line method over the estimated useful life of the assets, typically 5 to 7 years. Land is not depreciated.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At January 31, 2013 and 2012, the Company’s asset retirement obligation liability was $49,843 and $60,101, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.  For the years ended January 31, 2013 and 2012, the Company did not recognize an impairment charge related to long-lived assets or to the ceiling test limitations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At January 31, 2013 and 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

Basic and Diluted Loss Per Share

Basic earnings per share is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  During the year ended January 31, 2013, the Company issued common shares with attached warrants to purchase additional shares.  Aggregate dilutive shares issued as of January 31, 2013 are 2,798,400.  No dilutive potential shares were issued or outstanding for the year ended January 31, 2012.

On December 27, 2012 and January 23, 2013, the Company issued an aggregate of 1,399,200 shares of the Company's common stock for aggregate consideration of approximately $769,560. In connection with such issuances, the Company also issued warrants expiring on December 31, 2014 that are exercisable into an aggregate of 2,798,400 shares of Common Stock, half of which have an exercise price of $0.90 and half of which have an exercise price of $1.50. The Company issued these shares of stock and associated warrants to raise capital to complete drilling on the Branch #1 well.

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

Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and due to or from related party approximates their fair value because of the short maturity of these instruments.  Management believes that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.  Revenues from services are recognized when earned and realizable.  Gains or losses from sale of oil and gas properties are recognized when arrangements are executed.

Note 3        Oil and Gas Properties

At January 31, 2013 and 2012, the producing and undeveloped oil and gas properties were as follows:

	2013	2012

Cost of properties	$1,301,322	$1,069,275

Less: Accumulated depletion	(285,876)	(232,561)

Oil and gas properties, net	$1,015,446	$836,714

Depletion expense for the years ended January 31, 2013 and 2012, was $53,315 and $53,561, respectively.

Note 4        Property and Equipment

The following is a summary of property and equipment at January 31, 2013 and 2012:

	2013	2012

Land	$30,769	$30,769
Vehicle	26,749	26,749
Field equipment	6,384	6,384
Office furniture and equipment	6,649	3,350

Total property and equipment	70,551	67,252

Less accumulated depreciation	(31,515)	(23,433)

Property and equipment, net	$39,036	$43,819

Depreciation expense for the years ended January 31, 2013 and 2012 was $8,082 and $6,188, respectively.

Note 5        Income Taxes

At January 31, 2013, the Company has accumulated net operating loss carry forwards totaling $4,766,939, which may be applied against future years’ income and begin to expire in 2025.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2013	2012

Future income tax assets
Net tax operating loss carryforward	$1,620,759	$1,369,064
Oil and gas properties	7,384	20,434
Accrued Expenses	16,947	4,509
Less: Valuation allowance	(1,645,090)	(1,394,007)

	$-	$-

The Company recorded no income tax expense for the years ended January 31, 2013 and 2012, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either years due to the uncertainty of the Company’s ability to realize the future tax benefits. As such, the net value of the deferred tax assets has been reduced to zero by a valuation allowance.

Note 5        Income Taxes  (Continued)

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2013	2012

Income tax benefit computed at the statutory rate of 34%	$185,684	$93,874
Increase (reduction ) in tax benefit resulting from:
Prior period adjustment	66,948
Permanent items	(1,549)	(70,284)
Valuation allowance	(251,083)	(23,590)

Net income tax benefit	$-	$-

Note 6        Stock Incentive Plans

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

Note 6        Stock Incentive Plans, continued

On December 31, 2012, the Company issued an aggregate of 2,015,000 shares of the Company’s common stock to certain consultants, officers and directors of the Company valued at $398,970 for past services to the Company.

Note 7        Related Party Transactions

The Company paid management fees to a company under the control of the President of the Company totaling $80,230 and $66,000, for the years ended January 31, 2013 and 2012, respectively.  These management fees are included in general and administrative expenses.

Note 8        Subsequent Events

There were no significant or material subsequent events as of the evaluation date May 1, 2013, which is the date the financial statements were available to be issued.

Note 9        Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2013	2012

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2013 and 2012
Unproved oil and gas properties	$-	$-
Proved oil and gas properties	1,301,322	1,069,275
Support equipment and facilities	-	-
	1,301,322	1,069,275

Less accumulated depreciation, depletion, amortization, and impairment	(285,876)	(232,561)
Net capitalized costs	$1,015,446	$836,714

Costs Incurred in Oil and Gas Producing Activities for the Year Ended January 31, 2013 and 2012
Property acquisition costs
Proved	$43,003	$634,007
Unproved	$-	$-
Exploration costs	$-	$-
Development costs	$397,864	$-
Amortization rate per equivalent barrel of production	$12	$8

Results of Operations for Oil and Gas Producing Activities for the Year Ended January 31, 2013 and 2012
Oil and gas sales	$290,812	$331,604
Production costs	(648,999)	(316,249)
Impairment loss	-	-
Depreciation, depletion, and amortization	(53,315)	(53,561)
	(411,502)	(38,206)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(411,502)	$(38,206)

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

Reserve Information, continued

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves for the years ended January 31, 2013 and 2012 were computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of such fiscal years, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009.  Future expenditures to be incurred in developing and producing the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2013		2012
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed and undeveloped reserves
Beginning of year	79,942	5,656	79,766	89,098
Revisions of previous estimates	(15,520)	(500)	10,829	(75,086)
Purchases of minerals in place	12,000	25,000	-	-
Production	(4,401)	(605)	(5,467)	(8,356)
Sales of minerals in place	3,000	6,821	(5,186)	-
End of year	75,021	22,730	79,942	5,656
Proved developed reserves
Beginning of year	19,673	5,656	50,238	48,019
End of year	29,530	3,014	19,673	5,656
Standardized measure of discounted future net cash flows at January 31, 2013 and 2012
Future cash flows		$6,749,711		$7,303,528
Future production costs		(2,958,348)		(1,894,010)
Future development costs		(294,527)		(692,540)
Future income tax expenses		-		-

Future net cash flows		3,496,836		4,716,978
10% annual discount for estimated timing of cash flows		(1,006,860)		(1,880,434)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$2,489,976		$2,836,544
The following reconciles the change in the standardized measure of discounted Future net cash flow during 2013 and 2012
Beginning of year		$2,836,544		$2,852,984
Sales of oil and gas produced, net of production costs		358,187		(15,355)
Net changes in prices and production costs		(437,400)		(439,000)
Net change in estimated future development costs		398,013		(490,165)
Revisions of previous quantity estimates		(702,924)		82,000
Net change from purchases and sales of minerals in place		37,556		(172,852)
Change of discount		-		38,602
Net change in income taxes		-		-
End of year		$2,489,976		$2,836,544