Form 10-Q
period 2013-04-30
NITRO PETROLEUM INC.
filed 2013-06-14
CIK 1285236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

At June 14, 2013 there were 6,044,442 shares of the registrant’s Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to expand our business and fully develop our undeveloped acreage positions;
●	the volatility in commodity prices for oil and natural gas;
●	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);
●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
●	the ability to replace oil and natural gas reserves;
●	lease or title issues or defects to our oil and gas properties;
●	environmental risks;
●	drilling and operating risks;
●	exploration and development risks;
●	competition, including competition for acreage in natural gas producing areas;
●	management’s ability to execute our plans to meet our goals;
●	our ability to retain key members of senior management;
●	our ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling program;
●

general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including that the United States economic slow-down might continue to negatively affect the demand for natural gas, oil and natural gas liquids;

●	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this special note and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	April 30, 2013 (Unaudited)	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,517	$160,460
Accounts receivable	302,506	148,933
Due from related party	—	52,337
Other current assets	2,600	—
Total current assets	456,623	361,730
PROPERTY AND EQUIPMENT, NET	37,250	39,036
OIL AND GAS PROPERTIES, NET	1,111,785	1,015,446
Total assets	$1,605,658	$1,416,212
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$78,069	$78,515
Accounts payable	266,077	190,840
Lease development liability	289,299	—
Accrued liabilities	303,460	224,915
Due to related party	309	882
Total current liabilities	937,214	495,152
ASSET RETIREMENT OBLIGATION	44,823	49,843
Total liabilities	982,037	544,995
STOCKHOLDERS' EQUITY
Common stock Authorized: 20,000,000 common stock, $0.001 par value; 10,000,000 preferred stock, $0.001 par value
Issued and outstanding: 5,488,442 common shares at April 30, 2013 and January 31, 2013, respectively	5,488	5,488
Common stock, subscribed	97,711	—
Additional paid-in capital	7,057,936	7,057,936
Treasury stock, 2,454 common shares at cost	(1,200)	—
Accumulated deficit	(6,536,314)	(6,192,207)
Total stockholders' equity	623,621	871,217
Total liabilities and stockholders' equity	$1,605,658	$1,416,212

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2013	2012
REVENUES
Oil and gas production	$105,332	$65,810
Production services	17,160	17,160
Total revenues	122,492	82,970

COSTS AND EXPENSES
Lease operating expenses	181,438	123,297
General and administrative	270,579	14,115
Depletion, depreciation, amortization and accretion	14,582	7,263
Total expenses	466,599	144,675

OPERATING LOSS	(344,107)	(61,705)

OTHER INCOME	—	198,071
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(344,107)	136,366
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	$(344,107)	$136,366
Net income (loss) per common share, basic	$(0.15)	$0.07
Net income (loss) per common share, diluted	$(0.13)	$0.07
Weighted average common shares outstanding, basic	2,358,759	2,074,242
Weighted average common shares outstanding, diluted	2,597,022	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(344,107)	$136,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	13,142	7,263
Gain on disposals of oil and gas properties	—	(198,071)
Accretion on asset retirement obligation	1,440	—
Net changes in operating assets and liabilities:
Accounts receivable	(153,573)	(13,407)
Other current assets	(2,600)	—
Accounts payable	75,237	(219,881)
Accrued liabilities	78,545	(90,373)
Lease development liability	289,299	—
Net cash (used in) operating activities	(42,617)	(378,103)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	—	364,227
Purchases of oil and gas properties	(44,609)	—
Net cash (used in) provided by investing activities	(44,609)	364,227
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock, subscribed	97,711	—
Purchase of treasury stock	(1,200)	—
Change in cash overdraft	(446)	15,180
Net payments to related parties	(17,782)	33,935
Net cash provided by financing activities	78,283	49,115
Net increase (decrease) in cash	(8,943)	35,239
Cash at beginning of period	160,460	6,199
Cash at end of period	$151,517	$41,438

SUPPLEMENTAL INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Purchase of assets in exchange for forgiven receivables	$69,546	$—
Change in estimate for asset retirement obligation	$6,460	$—

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1     Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2013 and our income and cash flows for the three months ended April 30, 2013. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements.  Accordingly, these financial statements should be read with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of April 30, 2013, the Company has not achieved profitable operations. The Company has accumulated losses of $6,536,314 since its inception, has a working capital deficiency of $480,591 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related-party advances; however there is no assurance of additional funding being available.

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

Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs, are discounted to present value and compared to the carrying value of oil and gas properties.

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

Note 5     Related Party Transactions

The Company paid management fees to various companies under the control of Executive Officers of the Company totaling $63,000 and $11,488, for the quarter ended April 30, 2013 and 2012, respectively. These management fees are included in general and administrative expenses.

Note 6     Subsequent Events

The Company evaluated events through June 14, 2013 that warrant disclosure in the financial statements. The Company obtained additional financing of approximately $562,275 from sales of working interests and equity subscriptions after April 30, 2013, but before June 14, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2013.  The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 31, 2013, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three month periods ended April 30, 2013 and 2012 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

As oil and gas properties become available and appear attractive to the Company’s management, funds, when they become available, will be spent on due diligence and research to determine if said prospects could be purchased to provide income for the Company.  Established oil companies continue to strive to reduce costs and debt.  The Company believes that this results in significant market opportunities for the Company to possibly position itself with sellers that wish to divest themselves of production or proved undeveloped properties in order to provide liquidity.  The Company’s management believes that current market conditions are creating situations that could result in the opportunity for such acquisitions.

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

Financial Condition and Results of Operations

Revenues

For the three months ended April 30, 2013, the Company’s revenues were $122,492, an increase of $39,522 compared to revenues during the three months ended April 30, 2012 of $82,970. This increase is attributed to an increase in oil and gas production during the first quarter of 2013, which is a result of completing the Branch Well.

Lease operating expenses

For the three months ended April 30, 2013, the Company’s lease operating expenses were $181,438, an increase of approximately 47% compared to the three months ended April 30, 2012 of $123,297. This increase was a result of variable costs relating to increased oil and gas production during the 2013 period.

General and administrative expenses

For the three months ended April 30, 2013, the Company’s general administrative expenses were $270,579, an increase of $256,464 over the three months ended April 30, 2012 of $14,115.  This increase is a result of an increase in management fees, accounting service expenses, and legal expenses.

Liquidity and Capital Resources

As of April 30, 2013 and January 31, 2013, the Company’s cash balances were $151,517 and $160,460, respectively.  The decrease in cash for the three months ended April 30, 2013 relates primarily to an increase of $153,573 in accounts receivable balance, primarily resulting from unpaid joint interest billings due to the Company. The cash decrease was offset by an increase in accounts payable and accrued liabilities. Operating losses were offset by capital raised through equity subscriptions and sales of well interests.

The Company will continue to utilize the labor of its directors and a stockholder until such time as funding is sourced from the capital markets. At the present time, these directors and stockholder are not being paid cash compensation, but have been compensated in the form of equity grants, and through management fees paid to related party management firms.  It is anticipated that additional funding for the next twelve months will be required to maintain the Company’s operations.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, the Company’s auditors stated in their report on the Company’s audited financial statements for the year ended January 31, 2013 that they have substantial doubt the Company will be able to continue as a going concern without further financing.

Future Financings

The Company will continue to rely on sales of the Company’s common shares in order to continue to fund the Company’s business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities. The Company obtained additional financing of approximately $97,711 in equity securities and $289,299 through other financing during the quarter ended April 30, 2013.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at April 30, 2013 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to lawsuits arising in the normal course of business. In the normal course of our business, title defects and lease issues of various degrees will arise and, if practicable, reasonable efforts will be made to cure any such defects and issues. The Company is not currently a party to any legal proceedings and, to the knowledge of the Company’s management, no such proceedings are threatened or, to the knowledge of the Company, contemplated.

ITEM 1.A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

 * Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

NITRO PETROLEUM INCORPORATED

By: /s/ James G. Borem

James G. Borem,
President, Chief Executive Officer and
Interim Chief Financial Officer

Date: June 14, 2013