Form 10-Q
period 2013-07-31
NITRO PETROLEUM INC.
filed 2013-09-16
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

At September 11, 2013 there were 7,097,707 shares of the registrant’s Common Stock outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to expand our business and fully develop our undeveloped acreage positions;
●	the volatility in commodity prices for oil and natural gas;
●	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);
●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
●	the ability to replace oil and natural gas reserves;
●	lease or title issues or defects to our oil and gas properties;
●	environmental risks;
●	drilling and operating risks;
●	exploration and development risks;
●	competition, including competition for acreage in natural gas producing areas;
●	management’s ability to execute our plans to meet our goals;
●	our ability to retain key members of senior management;
●	our ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling program;
●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected.
●	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and
●	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this special note and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	July 31, 2013 (Unaudited)	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549,843	$160,460
Accounts receivable	515,748	148,933
Due from related party	—	52,337
Other current assets	6,475	—
Total current assets	1,072,066	361,730
PROPERTY AND EQUIPMENT, NET	36,968	39,036
OIL AND GAS PROPERTIES, NET	1,910,827	1,015,446
Total assets	$3,019,861	$1,416,212
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$64,876	$78,515
Accounts payable	473,640	190,840
Accrued liabilities	329,503	224,915
Due to related party	270	882
Total current liabilities	868,289	495,152
ASSET RETIREMENT OBLIGATION	25,793	49,843
NOTE PAYABLE	175,000	—
Total liabilities	1,069,082	544,995
STOCKHOLDERS' EQUITY
Authorized: 20,000,000 common stock, $0.001 par value; 10,000,000 preferred stock, $0.001 par value
Issued and outstanding: 6,600,442 common shares at July 31, 2013 and 5,488,442 at January 31, 2013, respectively	6,600	5,488
Common stock, subscribed: 584,765 common shares subscribed at July 31, 2013	440,207	—
Additional paid-in capital	8,059,349	7,057,936
Treasury stock, 2,454 common shares at cost	(1,200)	—
Accumulated deficit	(6,554,177)	(6,192,207)
Total stockholders' equity	1,950,779	871,217
Total liabilities and stockholders' equity	$3,019,861	$1,416,212

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
REVENUES
Oil and gas production	$17,394	$110,184	$122,726	$175,994
Production services	21,120	17,160	38,280	34,320
Gain on sale of oil and gas properties	377,163	51,144	377,163	249,215
Total revenues	415,677	178,488	538,169	459,529

COSTS AND EXPENSES
Lease operating expenses	103,957	194,530	285,395	317,827
General and administrative	309,617	53,693	580,196	67,808
Depletion, depreciation, amortization and accretion	16,385	7,264	30,967	14,527
Interest expense	3,582	—	3,582	—
Total expenses	433,541	255,487	900,140	400,162

OPERATING LOSS	(17,864)	(76,999)	(361,971)	59,367

OTHER INCOME	—	—	—	—
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,864)	(76,999)	(361,971)	59,367
PROVISION FOR INCOME TAXES	—	—		—
NET INCOME (LOSS)	$(17,864)	$(76,999)	$(361,971)	$59,367
Net income (loss) per common share, basic	$(0.01)	$(0.04)	$(0.14)	$0.03
Net income (loss) per common share, diluted	$(0.01)	$(0.04)	$(0.13)	$0.03
Weighted average common shares outstanding, basic	2,636,759	2,074,242	2,636,759	2,074,242
Weighted average common shares outstanding, diluted	2,875,022	2,074,242	2,875,022	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(361,971)	$59,367
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depletion, depreciation, and amortization	27,206	14,528
Accretion on asset retirement obligation	3,761	—
Net changes in operating assets and liabilities:
Accounts receivable	(366,815)	(76,781)
Other current assets	(6,475)	—
Accounts payable	282,800	(101,722)
Accrued liabilities	104,588	(88,925)
Net cash used in operating activities	(316,906)	(193,533)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	—	143,048
Purchases of oil and gas properties	(877,242)	—
Purchase of property, plant and equipment	(1,541)	—
Net cash (used in) provided by investing activities	(878,783)	143,048
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,002,525	—
Proceeds from issuance of common stock, subscribed	440,207	—
Purchase of treasury stock	(1,200)	—
Proceeds from long term debt	175,000	—
Change in cash overdraft	(13,639)	25,229
Net payments from (to) related parties	(17,821)	34,144
Net cash provided by financing activities	1,585,072	59,373

Net increase in cash and cash equivalents	389,383	8,888
Cash and cash equivalents at beginning of period	160,460	6,199
Cash and cash equivalents at end of period	$549,843	$15,087

SUPPLEMENTAL INFORMATION
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligation	$27,811	$—
Purchase of assets in exchange for receivables forgiveness	$69,546	$—

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1      Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants.  In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at July 31, 2013, our results of operations for the three and six months ended July 31, 2013 and our cash flows for the six months ended July 31, 2013. All such adjustments are of a normal recurring nature.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements.  Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2013.

Note 2      Nature and Continuance of Operations

The Company was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Shawnee, Oklahoma.  On February 27, 2006, the Company changed its name from Ingenium Capital Corp. to Nitro Petroleum Incorporated.  The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids and properties.  All business activities are conducted in Texas and Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of July 31, 2013, the Company has not achieved profitable operations. The Company has accumulated losses of $6,554,177 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers additional funds by equity financing and/or related-party advances; however there is no assurance of additional funding being available.

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

Note 4     Note Payable

On May 9, 2013, the Company entered into a promissory note. The promissory note bears interest at 9% on the outstanding balance, with interest paid semi-annually. No principal payments are required until the maturity date at which time the term note is due in full; maturity date of the promissory note is June 30, 2016. The promissory note also contains a conversion feature, allowing the lender, at any time prior to maturity date, a one-time basis to convert all or a portion of the principal amount of the note into common stock at a price per share of $0.55. At execution of the agreement, no value was assigned to the conversion feature. At July 31, 2013, the outstanding balance was $175,000.

Note 5     Common Stock Subscriptions

During the six months ended July 31, 2013, the Company received net proceeds of $401,907 for the sale of 497,265 shares of common stock at $0.55 and $0.90 per share as part of private offerings. The Company also received net proceeds of $38,300 for the sale of 87,500 shares of common stock as part of the Giant Well Private Offering. Per the Giant Well Private Offering, one Unit of Working Interest in the Giant #1 well plus 2,500 shares of common stock were sold for $27,500 (per Unit). The Company has not issued these shares as of July 31, 2013, and has recorded these proceeds as Common stock, subscribed.

Note 6      Reverse Stock Split

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

Note 7      Related Party Transactions

The Company paid management fees to various companies under the control of executive officers of the Company totaling $49,500 and $16,697 for the quarters ended July 31, 2013 and 2012, respectively, and $99,000 and $28,185 for the six months ended July 31, 2013 and 2012, respectively. These management fees are included in general and administrative expenses.

Note 8      Subsequent Events

The Company evaluated events through September 16, 2013 that warrant disclosure in the financial statements. The Company obtained additional financing of approximately $323,375  from sales of working interests and equity subscriptions after July 31, 2013, but before September 16, 2013.

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

The financial information with respect to the three and six month periods ended July 31, 2013 and 2012 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

Revenues

There are three main revenue streams, including oil and gas production, production services, and sales of oil and gas properties.

Oil and gas production

For the three months ended July 31, 2013, the Company’s revenues from oil and gas production were $17,394, a decrease of $92,790 compared to oil and gas production during the three months ended July 31, 2012 of $110,184. This decrease is attributed to decreased production and changes in well ownership interests, offset by an increase in prices. Gross production for the three months in 2013 decreased by 1,434 BOE (barrel of oil equivalent) from the same three months in 2012. The decrease, from various wells being shut down for several weeks in 2013, was caused by storm damage to well equipment. The decrease in production and changes in well interests attributed to a decrease in revenues of $104,883. The remainder, $12,093, was a result of increased prices.

For the six months ended July 31, 2013, the Company’s revenues from oil and gas production were $122,726, a decrease of $53,268 compared to oil and gas production during the six months ended July 31, 2012 of $175,994. This decrease is attributed to decreased production and a decrease in well ownership interests, offset by an increase in prices. Gross production for the six months in 2013 decreased by 2,413 BOE (barrel of oil equivalent) from the same six months in 2012. The decrease, from various wells being shut down for several weeks in 2013, was caused by storm damage to well equipment. The decrease in production and changes in well interests attributed to a decrease in revenues of $108,969. The remainder, $55,701, was a result of increased prices.

Production services

For the quarter ended July 31, 2013, production services increased over the same period in prior year by $3,960, caused by an increase in administrative charges for operator fees.

For the six months ended July 31, 2013, production services increased over the same period in prior year by $3,960, caused by an increase in administrative charges for operator fees.

Gain on sale of oil and gas properties

Revenues from sales of oil and gas properties increased for the three month period ended July 31 2013, over the same period in prior year, by $326,019. During the quarter ended July 31, 2013 the Company sold working interests in the Giant #1 well as part of a private offering of common stock. The proceeds from the sale of the working interests constitute the $377,163 of revenues from sales of oil and gas properties for the period. The same period in prior year included a sale of working interest in the Quinlan lease for $51,144.

Revenues from sales of oil and gas properties increased for the six month period ended July 31, 2013, over the same period in prior year, by $127,948. During the six months ended July 31, 2013 the Company sold working interests in the Giant #1 well as part of a private offering of common stock. The proceeds of the working interest sales constitute the $377,163 of revenues from sales of oil and gas properties for the period. The same period in prior year included sales of working interests in the Quinlan lease totaling $249,215.

Lease operating expenses

For the three months ended July 31, 2013, the Company’s lease operating expenses were $103,957, a decrease of $90,573 compared to the three months ended July 31, 2012 of $194,530. The decrease was primarily a result of the Company’s production costs. During the three months ended July 31, 2013, the Quinlan well was down for several weeks due to storm damage; this caused production to slow during the respective 2013 period. The Quinlan Well is a high producing property that incurs high operating expenses; approximately $20,000 to $25,000 per month. Further, during the three months ended July 31, 2013, the Company incurred costs associated with the drilling and development of new wells; these costs were capitalized and not expensed. The remaining decrease in the Company’s lease operating expenses was offset by increases in the Company’s direct materials and direct labor that occurred due to increased gas production.

For the six months ended July 31, 2013, the Company’s lease operating expenses were $285,395, a decrease of $32,432 compared to the six months ended July 31, 2012 of $317,827. The decrease was primarily a result of the Company’s production costs. During the six months ended July 31, 2013, the Quinlan well was down for several weeks due to storm damage; this caused production to slow during the respective 2013 period. The Quinlan Well is a high producing property that incurs high operating expenses; approximately $20,000 to $25,000 per month. Further, during the six months ended July 31, 2013, the Company incurred costs associated with the drilling and development of new wells; these costs were capitalized and not expensed. The remaining decrease in the Company’s lease operating expenses was offset by increases in the Company’s direct materials and direct labor that occurred due to increased gas production.

General and administrative expenses

For the three months ended July 31, 2013, the Company’s general and administrative expenses were $309,617, an increase of $255,924 over the three months ended July 31, 2012 of $53,693. The increase in general and administrative expenses is primarily a result of increased management fees of $42,000, due to payments to additional related parties during the current period. Salary expense increased $52,537; the Company did not have any employees during the prior comparable period, thus no expense was incurred. Further, the Company’s accounting and legal expenses have increased with general expenses, in correlation, with the increase in the Company’s development activities and drilling operations.

For the six months ended July 31, 2013, the Company’s general administrative expenses were $580,196, and increase of $512,388 over the six months ended July 31, 2012 of $67,808. The increase in general and administrative expenses is primarily a result of increased management fees of $84,000, due to payments to additional related parties during the current period. Salary expense increased $105,075; the Company did not have any employees during the prior comparable period, thus no expense was incurred. Further, the Company’s accounting and legal expenses have increased with general expenses, in correlation, with the increase in the Company’s development activities and drilling operations.

Liquidity and Capital Resources

At July 31, 2013 and January 31, 2013, the Company’s cash balances were $549,843 and $160,460, respectively. The increase in cash as of July 31, 2013 is primarily due to the capital raised through equity subscriptions and sales of well interests to fund the Company’s drilling operations.  Cash used in the Company’s operating activities was $316,906 for the six months ended July 31, 2013, compared to $193,533 during the comparable period in 2012. This change was primarily attributable to the increase in accounts receivable of $366,815 and the net operating loss.

The net cash used in investing activities is attributable to the purchase of oil and gas properties of $877,242 during the six months ended July 31, 2013.

Cash generated from the Company’s financing activities was $1,585,072 for the six months ended July 31, 2013, compared to $59,373 during the comparable period in 2012. This increase was primarily attributed to proceeds received from the sale of common stock of $1,002,525 in 2013 compared to $0 in 2012, proceeds from common stock subscriptions of $440,207 in 2013 compared to $0 in 2012, and proceeds from a note payable of $175,000 in 2013 compared to $0 in 2012; these increases were offset by decreases from the bank overdraft of $13,639 and net payments to related parties of $17,821.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities. These conditions raise substantial doubt about its ability to continue as a going concern without further financing. For these reasons, our audit report for the year ended January 31, 2013 states that there is substantial doubt we will be able to continue as a going concern without further financing.

Future Financing

The Company will continue to rely on sales of the Company’s common shares in order to continue to fund the Company’s business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that the Company will achieve any additional sales of its equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities. The Company obtained additional financing of approximately $1,345,020 in equity securities, and $175,000 through a note payable,  to acquire a 7.88% working interest in the Razorback #1 drilling project, during the quarter ended July 31, 2013.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of July 31, 2013, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at July 31, 2013 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2013, the Company issued 1,112,000 shares of the Company's common stock to investors, at a share price of $0.90. Proceeds from sale of shares were used to fund the drilling of the Giant #1 well.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 .   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 .   OTHER INFORMATION

None.

ITEM 6 .   EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: September 16, 2013