Form 10-Q
period 2013-10-31
NITRO PETROLEUM INC.
filed 2014-01-15
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

At January 15, 2014, there were 7,335,348 shares of the registrant’s Common Stock outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	October 31, 2013 (Unaudited)	January 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$616,913	$160,460
Accounts receivable	470,332	148,933
Due from related party	—	52,337
Other current assets	2,600	—
Total current assets	1,089,845	361,730
PROPERTY AND EQUIPMENT, NET	35,061	39,036
OIL AND GAS PROPERTIES, NET	2,120,755	1,015,446
Total assets	$3,245,661	$1,416,212
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$29,188	$78,515
Accounts payable	588,690	190,840
Accrued liabilities	247,836	224,915
Due to related party	1,259	882
Total current liabilities	866,973	495,152
ASSET RETIREMENT OBLIGATION	27,943	49,843
LONG TERM LIABILITIES	175,000	—
Total liabilities	1,069,916	544,995
STOCKHOLDERS' EQUITY
Common stock
Authorized: 20,000,000 common stock, $0.001 par value; 10,000,000 preferred stock, $0.001 par value
Issued and outstanding: 7,185,348 common shares at October 31, 2013 and 5,488,442 at January 31, 2013, respectively	7,185	5,488
Common stock, subscribed, 82,500 common shares subscribed at October 31, 2013	83	—
Additional paid-in capital	8,538,489	7,057,936
Treasury stock, 12,454 common shares at cost	(5,500)	—
Accumulated deficit	(6,364,512)	(6,192,207)
Total stockholders' equity	2,175,745	871,217
Total liabilities and stockholders' equity	$3,245,661	$1,416,212

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
REVENUES
Oil and gas production	$308,903	$39,408	$431,629	$215,402
Production services	22,440	17,160	60,720	51,480
Gain on sale of oil and gas properties	282,011	—	659,174	249,215
Total revenues	613,354	56,568	1,151,523	516,097

COSTS AND EXPENSES
Lease operating expenses	79,446	43,652	364,841	361,479
General and administrative	275,206	116,851	855,402	184,659
Depletion, depreciation, amortization and accretion	64,743	14,043	95,709	28,570
Interest expense	4,293	—	7,875	—
Total expenses	423,688	174,546	1,323,827	574,708

OPERATING INCOME (LOSS)	189,666	(117,978)	(172,304)	(58,611)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	189,666	(117,978)	(172,304)	(58,611)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$189,666	$(117,978)	$(172,304)	$(58,611)
Net income (loss) per common share, basic and diluted	$0.03	$(0.06)	$(0.03)	$(0.03)
Weighted average common shares outstanding, basic and diluted	6,984,592	2,074,242	6,348,936	2,074,242

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(172,304)	$(58,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	89,433	27,262
Gain on sale of oil and gas properties	(659,174)	(249,215)
Accretion on asset retirement obligation	6,276	1,308
Net changes in operating assets and liabilities:
Accounts receivable	(321,399)	(164,286)
Other current assets	(2,600)	—
Accounts payable	397,850	37,349
Accrued expenses	22,921	—
Net cash (used in) operating activities	(638,997)	(406,193)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	832,174	392,264
Purchases of oil and gas properties	(1,320,856)	—
Purchase of property, plant and equipment	(1,541)	—
Net cash provided by (used in) investing activities	(490,223)	392,264
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,442,732	—
Proceeds of issuance of common stock subscribed	39,600	—
Purchase of treasury stock	(5,500)	—
Proceeds from long term debt	175,000	—
Change in cash overdraft	(49,327)	44,817
Net payments to related parties	(16,832)	(33,004)
Net cash provided by (used in) financing activities	1,585,673	11,813
Net increase (decrease) in cash and cash equivalents	456,453	(2,116)
Cash at beginning of period	160,460	6,199
Cash at end of period	$616,913	$4,083

SUPPLEMENTAL INFORMATION
Cash paid for interest	$7,875	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligation	$28,176	$—
Purchase of assets in exchange for receivables forgiveness	$69,546	$—

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at October 31, 2013, our results of operations for the three and nine months ended October 31, 2013 and our cash flows for the nine months ended October 31, 2013. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimated. The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $6,364,512 since its inception, has working capital of only $222,872 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculation. These unevaluated properties are assessed annually to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs are discounted to present value and compared to the carrying value of oil and gas properties.

Note 3	Oil and Gas Properties- Continued

At October 31, 2013 and January 31, 2013, the producing and undeveloped oil and gas properties were as follows:

	October 31, 2013	January 31, 2013

Cost of properties	$2,490,549	$1,301,322

Less: Accumulated depletion	(369,794)	(285,876)

Oil and gas properties, net	$2,120,755	$1,015,446

Depletion expense for the nine months ended October 31, 2013 and 2012 was $83,918 and $43,580, respectively. Depletion expense for the three months ended October 31, 2013 and 2012 was $60,321 and $7,263 respectively.

Note 4	Notes Payable

On May 9, 2013, the Company issued a promissory note in the principal amount of $175,000. The promissory note bears interest at 9% on the outstanding balance, with interest payable semi-annually. No principal payments are required until the maturity date of June 30, 2016, at which time the term note is payable in full. The promissory note also contains a conversion feature, which allows the lender, at any time prior to maturity, on a one-time basis, to convert all or a portion of the principal amount of the note into common stock at a price per share of $0.55. At issuance, no value was assigned to this conversion feature. At October 31, 2013, the outstanding balance on the promissory note was $175,000.

Note 5	Common Stock Subscriptions

During the three months ended October 31, 2013, the Company received net proceeds of $39,600 from the sale of 82,500 shares of common stock, which shares were sold in a private offering of units consisting of working interests in the Giant #2 Well and common stock. The Company has not issued these shares as of October 31, 2013, and has recorded these proceeds as common stock, subscribed.

Note 6	Reverse Stock Split

Effective as of October 31, 2012, the Company affected a 1-for-100 reverse split (“Reverse Split”) of the Company’s common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 100 shares of issued and outstanding common stock being combined and reclassified into one share of common stock. Fractional share were rounded up to the next whole share. All share and per share amounts for common stock have been restated to reflect the Reverse Split on a retro-active basis.

Note 7	Related Party Transactions

The Company paid management fees to various companies under the control of executive officers of the Company totaling $49,500 and $35,167 for the quarters ended October 31, 2013 and 2012, respectively, and $148,500 and $63,352 for the nine months ended October 31, 2013 and 2012, respectively. These management fees are included in general and administrative expenses.

Note 8	Subsequent Events

The Company evaluated events through January 15, 2014 that warrant disclosure in the financial statements. The company did not identify any events or transactions that would impact these financial statements.

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

The financial information with respect to the three and nine month periods ended October 31, 2013 and 2012 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Financial Condition and Results of Operations

Revenues

The Company has three main revenue streams, including oil and gas production, production services, and sales of oil and gas properties.

Oil and gas production

For the three months ended October 31, 2013, the Company’s revenues from oil and gas production were $308,903, an increase of $269,495 compared to oil and gas production during the three months ended October 31, 2012 of $39,408. This increase was attributable to production of new wells, the Crown # 1, Branch #1 and Giant #1, and improved production from the Quinlan Properties, offset by a decrease in prices. Gross production for the three months in 2013 increased by 4,214 BOE (barrel of oil equivalent) from the same three months in 2012. The increase in production contributed to an increase in revenues of $403,954. The increase in revenues was offset by a decrease in price of $134,459.

For the nine months ended October 31, 2013, the Company’s revenues from oil and gas production were $431,629, an increase of $216,227 compared to revenues from oil and gas production during the nine months ended October 31, 2012 of $215,402. This increase is attributable to production from additional properties and improved production from existing properties. Gross production for the nine months in 2013 increased by 1,801 BOE (barrel of oil equivalent) from the same nine months in 2012. The increase in production contributed to an increase in revenues of $146,283. Further, the increase in revenue was also attributed to an increase in price of $69,944.

Production services

For the quarter ended October 31, 2013, production services increased over the same period in the prior year by $5,280, as a result in administrative charges for operator fees on the following new wells: the Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1.

For the nine months ended October 31, 2013, production services increased over the same period in the prior year by $9,240, as a result in administrative charges for operator fees on the following new wells: the Branch # 1, Quinlan # 3, Thompson 2-18 and Giant #1.

Gain on sale of oil and gas properties

Revenues from sales of oil and gas properties, during the three months ended October 31, 2013, were $282,011. During the quarter ended October 31, 2013, the Company sold working interests in the Giant #2 Well as part of a private offering of common stock. The proceeds from the sale of the working interests constitute $282,011 of revenues from sales of oil and gas properties for the period. The same period in the prior year did not include any sales of working interests.

Revenues from sales of oil and gas properties increased for the nine month period ended October 31, 2013, over the same period in the prior year by $409,959. During the nine months ended October 31, 2013, the Company sold working interests in the Giant #1 well and Giant #2 well as part of private offerings of common stock. The proceeds of the working interest sales constitute $659,174 of the revenues from sales of oil and gas properties for the 2013 period. The same period in the prior year included sales of working interests in the Quinlan lease totaling $249,215.

Lease operating expenses

For the three months ended October 31, 2013, the Company’s lease operating expenses were $79,446, an increase of $35,794 compared to the three months ended October 31, 2012 of $43,652. This increase was a result of costs associated with the following new wells: the Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1.

For the nine months ended October 31, 2013, the Company’s lease operating expenses were $364,841, an increase of $3,362 compared to the nine months ended October 31, 2012 of $361,479. Lease operating expenses remained relatively unchanged, despite increased production from these new wells.

General and administrative expenses

For the three months ended October 31, 2013, the Company’s general and administrative expenses were $275,206, an increase of $158,355 over the three months ended October 31, 2012 of $116,851. The increase in general and administrative expenses is, in part, the result of increased management fees of $42,000, due to payments to related parties during the current period. Salary expense increased by $50,048; the Company did not have any employees during the prior period, thus no expense was incurred. Geology type expenses also increased by $26,164. Further the Company’s accounting and legal expenses have significantly increased with general expenses, in correlation with the increase in the Company’s development activities and drilling operations.

For the nine months ended October 31, 2013, the Company’s general and administrative expenses were $855,402, an increase of $670,743 over the nine months ended October 31, 2012 of $184,659. The increase in general and administrative expenses is, in part, the result of increased management fees of $126,000, due to payments to related parties during the current period. Salary expense increased by $155,123; the Company did not have any employees during the prior period, thus no expense was incurred. Geology type expenses also increased by $88,325. Further the Company’s accounting and legal expenses have significantly increased with general expenses, in correlation with the increase in the Company’s development activities and drilling operations.

Liquidity and Capital Resources

As of October 31, 2013 and January 31, 2013, the Company’s cash balances were $616,913 and $160,460, respectively. This increase in cash as of October 31, 2013 relates primarily to capital raised through equity subscriptions and sales of well interests to fund the Company’s drilling operations, as well as increased revenues and an increase in accounts payable balance. Net cash used in the Company’s operating activities was $683,997 for the nine months ended October 31, 2013, compared to net cash used in operating activities of $406,193 during the comparable period in 2012. This change was primarily attributable to the decrease in accounts receivable and the Company’s gain on sale of well interest for the quarter ended October 31, 2013.

The net cash used in investing activities is primarily attributable to the purchase of oil and gas properties of $1,320,856 during the nine months ended October 31, 2013.

Cash generated from the Company’s financing activities was $1,585,673 for the nine months ended October 31, 2013, compared to $11,813 during the comparable period in 2012. This increase was primarily attributable to proceeds from the sale of common stock of $1,442,732, compared to $0 in 2012, and the issuance of long-term debt of $175,000 in 2013, compared to $0 in 2012. These increases were partially offset by an increase in bank overdraft of $94,144.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities. These conditions raise substantial doubt about its ability to continue as a going concern without further financing. For these reasons, our audit report for the year ended January 31, 2013 states that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of October 31, 2013, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at October 31, 2013 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 31, 2013, the Company issued 82,500 shares of common stock to investors, at a share price of $0.48. Proceeds from the sale of shares were used to fund the drilling of the Giant #2 Well.

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

Date: January 15, 2014