Form 10-K
period 2014-01-31
NITRO PETROLEUM INC.
filed 2014-05-16
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of July 31, 2013 (the last business day of the registrant's most recently completed year end), the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant was $1,647,000 (based upon the closing price of the registrant’s common stock as reported by the U.S. OTC Markets on July 31, 2013, of $0.53).

As of March 31, 2014, there were 7,429,898 shares of our common stock outstanding.

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

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily “proved producing and proved undeveloped reserves.”  We will also explore low-risk development drilling and work-over opportunities with experienced, well-established operators.  We also seek to acquire and develop oil and gas properties, as the operator.

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

To determine our estimated proved reserves, and as required by the SEC, we used the 12-month unweighted arithmetic average of the first-day-of-the-month price for the months of February 2013 through January 2014, calculated to be $5.09 per Mcf of natural gas and $91.81 per Bbl of oil. These prices were held constant for the life of the properties and are net of adjustments for the appropriate market differentials.

As of January 31, 2014, our proved crude oil and natural gas reserves are presented below by reserve category. All of our proved reserves are located within the United States.

	Oil (Bbl)	Natural Gas (Mcf)

Proved developed	48,520	26,262
Proved developed non-producing	22,569	--
Proved undeveloped	--	--

Total proved	71,089	26,262

Increases in our proved developed reserves and our proved undeveloped reserves are attributable to drilling of new wells and recompletion of existing Company owned wells.

Proved Developed Non-Producing

These are wells that have reserves which are currently behind-pipe, and would require recompletion to begin production.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production and prices and costs attributable to all oil and natural gas properties owned by us for the periods shown.

	Year ended January 31,

	2014	2013
Production volumes:
Oil (Bbls)	7,346	4,401
Natural gas (Mcf)	5,398	605
Total (Boe)	8,245	4,502
Average realized prices:
Oil (per Bbl)	$91.81	$87.25
Natural gas (per Mcf)	$5.09	$4.29
Total per Boe	$82.45	$64.60
Average production cost:
Total per Boe	$175.43	$156.57

Net Production, Unit Prices and Costs-Crown # 1

	Year ended January 31,

	2014	2013
Production volumes:
Oil (Bbls)	861	0
Natural gas (Mcf)	0	0
Total (Boe)	861	0
Average realized prices:
Oil (per Bbl)	$91.81	$87.25
Natural gas (per Mcf)	$5.09	$4.29
Total per Boe	$82.45	$64.60
Average production cost:
Total per Boe	$242.24	$0

Net Production, Unit Prices and Costs-Quinlan # 2

	Year ended January 31,

	2014	2013
Production volumes:
Oil (Bbls)	2,177	1,973
Natural gas (Mcf)	0	0
Total (Boe)	2,177	1,973
Average realized prices:
Oil (per Bbl)	$91.81	$87.25
Natural gas (per Mcf)	$5.09	$4.29
Total per Boe	$82.45	$64.60
Average production cost:
Total per Boe	$235.61	$224.18

Net Production, Unit Prices and Costs-Quinlan # 3

	Year ended January 31,

	2014	2013
Production volumes:
Oil (Bbls)	1,167	937
Natural gas (Mcf)	0	0
Total (Boe)	1,167	937
Average realized prices:
Oil (per Bbl)	$91.81	$87.25
Natural gas (per Mcf)	$5.09	$4.29
Total per Boe	$82.45	$64.60
Average production cost:
Total per Boe	$249.10	$269.69

Drilling Activities

The Company drilled and completed the Branch #1 well in Garvin County, Oklahoma as a successful oil well in January 2013 and the Giant #1 and Giant #2 in Stephen County, Oklahoma as successful oil wells in 2013.

Producing Wells

The following table sets forth the number of productive wells in which we owned an interest as of January 31, 2014. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline connections or connection to production facilities. Wells that we complete in more than one producing horizon are counted as one well.

	Gross	Net

Oil	22	7.3
Natural gas	0	0

Total	22	7.3

 Oil and Gas Acreage

The following table sets forth our developed and undeveloped gross and net leasehold acreage as of January 31, 2014:

	Gross	Net

Developed	1,820	522
Proved Developed Non-Producing	240	180

Total	2,060	702

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

Participation in Barnett Shale

We entered into an Acreage Participation Agreement effective January 23, 2006, with REO Energy, Ltd. (“REO”) as a holder of approximately 2,000 acres of mineral leases in and around Montague County, Texas (the “Gross Area”). We purchased 50% of REO’s leasehold interest in the Gross Area (the “Assigned Acreage”) for $300,000. We are also entitled (i) to receive a 1% overriding royalty on the entire Gross Area, (ii) to participate in up to a 25% working interest in wells drilled in the Gross Area, and (iii) to receive an acreage fee of $500 per acre from all wells drilled on the Assigned Acreage.

Additionally, we acquired a 10% working interest in four wells (Inglish 4, Inglish 5, Inglish D1 and Inglish D2)  and a 5% working interest in two wells (Craig Muncaster 6 and Craig Muncaster 7)  drilled by REO on Barnett Shale formation leases.

Oklahoma Properties

Garvin County

On February 1, 2008, we purchased producing properties located in Garvin County and Pottawatomie County, Oklahoma in a transaction that resulted in the distribution of 13,061 shares in exchange for a 12.25% to a 29.44% gross working interest in producing wells and in undeveloped proved properties.  The Sarah No. 1-4, Teresa No. 1, Thompson No. 1-18, Ward/McNeil and Mason-Burns wells are all located in Garvin County.

On September 1, 2010, we acquired a 25% working interest in a 7 well package located in Garvin County, Oklahoma.  We acquired this interest by first purchasing the prospect and then selling off 55% of the ownership in the working interest to third party investors, giving a 20% carried working interest to the seller and retaining the balance of the working interest. During the year ended January 31, 2013, we purchased and sold some interests in the well package. Currently, we own a 24% working interest in these wells.

On September 29, 2010, we purchased a 20.83333% working interest in the Thompson No. 2-18 located in Garvin County, Oklahoma.  We paid $10,417 for this working interest.  On November 17, 2010, we sold a 13.46774% working interest, realizing $35,516. Currently, we own a 7.36559% working interest in this well.

In January 2013, we completed drilling the Branch #1 well. The Company holds a 79.25% net revenue interest and a 24% working interest in the Branch No. 1 well. The Company completed drilling the Giant #1 and Giant #2 in September 2013.

Pottawatomie County

We acquired the Crown No. 1, No. 2 and No. 3 and the Gloria salt water disposal (“SWD”) wells located in Pottawatomie County, Oklahoma, on February 1, 2008 and turnkeyed the rework of these wells to outside investors, retaining a 15% carried working interest and operations of the wells.

During 2008, we drilled the Quinlan No. 3 and the Quinlan No. 4, both located in Pottawatomie County, Oklahoma, retaining a 15% carried working interest in both wells.  The Quinlan No. 4 was later converted into a saltwater disposal well.  We also reworked the Quinlan No. 2, located in Pottawatomie County, Oklahoma, initially as a saltwater disposal well, but later converted it into a producing well.

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

As a result of this transaction, our working interest in these leases increased as indicated in the following table.

	Ownership Interest
Lease Name	Before Acquisition	After Acquisition

Crown 1	15.00%	88.75%
Crown 2	15.00%	88.75%
Crown 3	15.00%	88.75%
Quinlan 1	12.25%	62.11%
Quinlan 2	29.44%	99.64%
Quinlan 3	15.00%	85.00%
Quinlan 4	15.00%	83.34%

During 2012, we sold a 30% ownership interest in each of the Quinlan No. 1, No. 2, and No. 3 wells. Our new ownership percentages of the Quinlan No. 1, No. 2, and No. 3 were 24%, 53.35%, and 47.5%, respectively.

Seminole County

On April 8, 2008, we acquired a 10% working interest in the Jessica No. 23, located in Seminole County, Oklahoma, which is still producing as of January 31, 2014.

Corporate Office

Our corporate office is located at 624 W. Independence, Suite 101, Shawnee, OK 74804.  Our corporate office is approximately 1,235 square feet and our annual rent is $10,500.  The Company also leases an office in Tulsa, OK.  For the years ended January 31, 2013 and 2014, the rents were included in management fees paid to a related company, with no additional rent expense.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and natural gas companies, many of which have financial and other resources substantially in excess of those available to us. These competitors may be better positioned to take advantage of industry opportunities and to withstand changes affecting the industry, such as fluctuations in oil and natural gas prices and production, the availability of alternative energy sources and the application of government regulation.

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

Environmental Regulations

Our assets, all of which are located in the U.S., are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

Employees

At January 31, 2014 we had no full-time employees.

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

●	the level of domestic production;

●	the availability of imported oil and natural gas;

●

political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

●	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	the cost and availability of transportation and pipeline systems with adequate capacity;

●	the cost and availability of other competitive fuels;

●	fluctuating and seasonal demand for oil, natural gas and refined products;

●	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

●	weather;

●	foreign and domestic government relations; and

●	overall economic conditions, particularly the recent worldwide economic slowdown which has put downward pressure on oil and natural gas prices and demand.

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

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems.  Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses.  Any limitation on our ability to recover the costs related to any potential problem could materially impact our financial condition and results of operations.

We have a history of operating losses and we may not become profitable. If we are not able to achieve and maintain profitability in the future, we might not be able to access funds through debt or equity financings.

Historically, we have funded our operating losses, acquisitions and drilling costs primarily through private offerings of equity securities.  Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and (ii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We are subject to uncertainties in reserve estimates and future net cash flows.

This report contains estimates of our oil and gas reserves and the expected future net cash flows from those reserves, which have been prepared by an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price of the first day of each month of the last 12 months and a differential of the price per barrel of oil or Mcf of gas received by us, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 1. Business – Oil and Natural Gas Reserves.”

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

We depend to a large extent on the services of James G. Borem, our President. The loss of the services of Mr. Borem would have a material adverse effect on our operations. We have not obtained key personnel life insurance on Mr. Borem.

Certain of our affiliates control a significant percentage of our outstanding common stock, which may affect other stockholders’ ability to influence matters submitted to a vote of stockholders.

As of January 31, 2014, our executive officers, directors and their affiliates and certain 5% stockholders hold approximately 28.2% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such stockholders have the ability to exert significant influence or control over our business affairs, including the ability to significantly affect the election of directors and results of voting on all matters requiring stockholder approval. This concentration of voting power may delay or prevent a potential change in control, even if that is in the best interests of shareholders.

Certain of our affiliates have engaged in business transactions with us, which may result in conflicts of interest.

Certain officers, directors and related parties, including entities controlled by Mr. Borem, our President, have engaged in business transactions with us which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent members of our Board of Directors.

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

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144.

Any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purposes will have no liquidity until and unless such securities are registered with the SEC and/or until the requisite holding period has elapsed, and we have otherwise complied with the other requirements of Rule 144.  As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. This could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities to decline in value or become worthless.

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

Provisions of Nevada law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company. Our Articles of Incorporation and Bylaws include “blank check” preferred stock (the terms of which may be fixed by our Board of Directors without stockholder approval), and certain procedural requirements governing stockholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company.

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as “Section 404,” require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

In the event of a release of oil, natural gas or other pollutants from our operations into the environment, we could incur liability for any and all consequences of such release, including personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in several ways, including:

●	from a well or drilling equipment at a drill site;
●	leakage from gathering systems, pipelines, transportation facilities and storage tanks;
●	damage to oil and natural gas wells resulting from accidents during normal operations; and
●	blowouts, cratering and explosions.

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

	High	Low

Fiscal Year ended January 31, 2014:
Quarter ended January 31, 2014	$0.48	$0.20
Quarter ended October 31, 2013	0.59	0.41
Quarter ended July 31, 2013	0.60	0.40
Quarter ended April 30, 2013	0.74	0.30

Fiscal Year Ended January 31, 2013:
Quarter ended January 31, 2013	0.41	0.37
Quarter ended October 31, 2012	0.40	0.17
Quarter ended July 31, 2012	0.02	0.02
Quarter ended April 30, 2012	0.02	0.02

Holders of the Common Stock

At January 31, 2014, we had approximately 144 stockholders of record.

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

Equity Compensation Plan Information

No new shares were issued to officers, directors, or consultants during the year ending January 31, 2014. During the year ended January 31, 2013, the Company issued 2,015,000 common shares in exchange for past services. The value assigned to these shares was $298,970, granted to consultants, officers, and directors, with no formal incentive plan or stated terms.

The following table provides information for all equity compensation plans as of January 31, 2014, under which our equity securities were authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders
2008 Stock Incentive Plan	—	—	7,000
2010 Stock Incentive Plan	—	—	49,250
Total	—	$—	56,250

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are continuing our efforts to identify and assess investment opportunities in oil and natural gas properties, utilizing free labor of our directors and stockholders until such time as funding is sourced from the capital markets.  It is anticipated that funding for the next twelve months will be required to maintain the Company.  We have raised certain funds through private placements of our equity securities, and attempts are ongoing to raise additional funds through private placements, and said attempts will continue throughout 2014.  We may also use various debt instruments to raise needed capital during 2014.

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

Oil and gas production

For the fiscal year ended January 31, 2014, the Company’s revenues from oil and gas production were $498,330 an increase of $207,518, compared to oil and gas production of $290,812 for the fiscal year ended January 31, 2013. This increase was attributable to production of new wells, the Crown # 1, Branch #1 and Giant #1, and improved production from the Quinlan Properties, offset by a decrease in prices. Gross production for the fiscal year ended January 31, 2014, increased by 3,077 BOE (barrel of oil equivalent) from the fiscal year ended January 31, 2013. The increase in production contributed to an increase in revenues of $232,875. The increase in revenues was offset by a decrease in price of $25,357.

Production services

For the fiscal year ended January 31, 2014, production services increased as compared to fiscal year ended January 31, 2013, by $14,080, as a result in administrative charges for operator fees on the following new wells: the Branch # 1, Quinlan # 3, Thompson 2-18 and Giant #1.

Gain on sale of oil and gas properties

Revenues from sales of oil and gas properties increased for the fiscal year ended January 31, 2014, as compared to fiscal year ended January 31, 2013, by $365,619. During the fiscal year ended January 31, 2014, the Company sold working interests in the Giant #1 well and Giant #2 well as part of private offerings of common stock. The proceeds of the working interest sales constitute $683,834 of the revenues from sales of oil and gas properties for the 2013 period. The same period in the prior year included sales of working interests in the Quinlan lease totaling $318,215.

Lease operating expenses

For the fiscal year ended January 31, 2014, the Company’s lease operating expenses were $566,123, a decrease of $138,772 compared to fiscal year ended January 31, 2013 of $704,895. Lease operating expenses remained relatively unchanged, despite increased production from new wells.

General and administrative expenses

For the fiscal year ended January 31, 2014, the Company’s general and administrative expenses were $1,177,743. An increase of $721,766 as compared to the fiscal year ended January 31, 2013 of $455,977. The increase in general and administrative expenses is, in part, the result of increased management fees of $123,322, due to payments to related parties during the current period. Salary expense increased by $172,203; the Company did not have any employees during the prior period, thus no expense was incurred. Further the Company’s accounting and legal expenses have significantly increased with general expenses, in correlation with the increase in the Company’s development activities and drilling operations.

Liquidity and capital resources

As of January 31, 2014 and January 31, 2013, the Company’s cash balances were $190,827 and $160,460, respectively. This increase in cash as of January 31, 2014 relates primarily to capital raised through equity subscriptions and sales of well interests to fund the Company’s drilling operations, as well as an increase in accounts payable balance. Net cash used in the Company’s operating activities was $920,807 for the fiscal year ended January 31, 2014, compared to net cash used in operating activities of $718,692 during fiscal year ended January 31, 2013. This change was primarily attributable to the increase in accounts receivable and the Company’s gain on sale of well interest for the fiscal year ended January 31, 2014.

The net cash used in investing activities is primarily attributable to the purchase of oil and gas properties of $1,327,644 during the fiscal year ended January 31, 2014.

Cash generated from the Company’s financing activities was $1,599,711 for the fiscal year ended January 31, 2014, compared to $801,868 during fiscal year ended January 31, 2013. This increase was primarily attributable to proceeds from the sale of common stock of $1,484,046, compared to $769,560 in 2013, and the issuance of long-term debt of $175,000 in 2013, compared to $0 prior year. These increases were partially offset by an decrease in bank overdraft change of $37,842.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any acquisitions and exploration activities.  For these reasons, there is substantial doubt the Company will be able to continue as a going concern without further financing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Index to Financial Statements” immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures should be designed with the objective of ensuring that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's  rules and forms,  and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of January 31, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act.  Our Certifying Officer concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that was conducted during the fiscal year ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's our internal control over financial reporting other than as described below in Management's Annual Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting should be designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our controls should be designed to provide reasonable assurance that our assets are protected from unauthorized use and that transactions are executed in accordance with established authorizations and properly recorded.  Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of our internal control over financial reporting as of January 31, 2014.  Management has concluded that the design and operations of our internal controls over financial reporting at January 31, 2014 were not effective and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible. For example, we have contracted with an accounting firm in Oklahoma City that provides the company with monthly financials and prepares all accounts payable and revenue checks. Additionally, we have separated the accounts payable and accounts receivable departments, and any payables in excess of $10,000 require two signatures.

Despite the ineffectiveness of controls, management believes the audited financial statements included in this Annual Report fairly present in all material respects its financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ITEM 9B.  OTHER INFORMATION

None

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

Name	Age	Director Since	Position
James G. Borem	67	2009	President and Director
James C. Lanshe	67	2013	Chairman of the Board
Larry Wise	60	2007	Vice President/Director
Gunther Weisbrich	60	2008	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

James G. Borem

James G. Borem was appointed to the Board and as our President effective January 1, 2014.  Mr. Borem has over 40 years of experience in the petroleum industry. He has vast experience in the areas of petroleum valuations, development, financing, budgeting, marketing, materials procurement and risk management. Mr. Borem currently serves, and has served for the past five years, as President of Premier Operating Inc. and Providian Reserves Inc., two Oklahoma oil and gas service and production companies that are affiliated with Nitro Petroleum Incorporated.

James C. Lanshe

Mr. Lanshe has been actively involved in law, investment management and oil & gas for over twenty-five years, and has served as the Company’s Chairman of the Board since January 1, 2014.  Prior to that time, from 2009 until 2011 he served as the Executive Vice President and General Counsel of Baytree Capital Associates, LLC, an investment management firm in New York.  Previously, for approximately the preceding five years, he was chief executive of a fund services company, MadisonGrey Fund Services, with offices in New York, Atlanta and Cayman, that provided administration and regulatory compliance services for several billion dollars in fund assets.  He was also a partner with the law firm of O'Connor, Cavanagh, Anderson, Westover, Killingworth & Beshears in Phoenix, Arizona.

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

Larry Wise was appointed as our President and Treasurer and appointed to the board of directors as of February 21, 2007.  Mr. Wise resigned his positions as President and Treasurer effective October 1, 2009 but remains on as our Vice President and a Director. Mr. Wise has been involved in the oil & gas industry for 30 years. Mr. Wise started as a junior field engineer with Phillips 66 Petroleum Company in 1977. In 1979 he became the Completion Superintendent for Jerry Scott Company, overseeing 14 drilling rigs and over 300 producing properties up to the early 1980's. During the 1980's and 1990's Mr. Wise was the President and Chief Operating Officer for JOMC Oil Co; Texas United Petroleum and Pottawatomie County Energy. Over the past 7 years Mr. Wise has operated Wise Oil & Gas Company, LLC and served as an independent Engineering Consultant responsible for all operations of Morris E. Stewart Oil Company, OKC, OK; Kirrie Oil Company, OKC, OK; Hoko, Inc. Oil Company, Wichita Falls, TX; and Buccaneer Energy Corporation, Tampa Bay, FL.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  No filings under Section 16(a) of the Securities Exchange Act of 1934 were required.

Code of Ethics

Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to our 2006 Annual Report and is incorporated by reference herein.  We will provide to any person, without charge, a copy of our Code of Ethics upon receipt of a written request addressed to Nitro Petroleum Incorporated, Attn: Corporate

Secretary, 624 W. Independence, Suite 101, Shawnee, OK 74804.

Corporate Governance

We do not presently have any committees of our board of directors, including an audit committee, because our size makes it impractical to implement board committees at this point.

Leadership Structure of the Board

The chairman of our Board of Directors has the power to preside at all meetings of the Board. James Lanshe, our Chairman, serves as the chairman of our Board of Directors. Although our Board believes that the separation of the chairman and chief executive officer positions is appropriate for our company in the current circumstances, there is no corporate policy requiring those positions to be held by different persons.

Our President is appointed by the Board to manage our daily affairs and operations. We believe that Mr. Borem’s extensive industry experience and direct involvement in our operations make him best suited to serve as president in order to (i) lead the Board in productive, strategic planning, (ii) determine necessary and appropriate agenda items for meetings of the Board with input from both our independent directors and management, and (iii) determine and manage the amount of time and information devoted to discussion and analysis of agenda items and other matters that may come before the Board.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

 The table below summarizes the total compensation paid to our named executive officers for the last two fiscal years.

Name & Principal Position	Fiscal Year Ended January 31,	Salary (2) ($)	Stock Awards (1) ($)	Total ($)
James G. Borem, President	2014	-0-	-0-	-0-
	2013	70,000	128,700	198,700

James C. Lanshe, Chairman of the Board	2014	-0-	-0-	-0-
	2013	70,000	79,200	149,200

Larry Wise – Vice President/Director	2014	78,000	-0-	78,000
	2013	83,000	99,000	182,000

(1)	The amounts in the “Stock Awards” column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of restricted stock awards.

(2)	Amounts were for management services performed for Nitro Petroleum Incorporated, services were provided by entities controlled by respective officers.

Outstanding Equity Awards at January 31, 2014

We had no outstanding equity awards as of January 31, 2014.

Director Compensation for the Year Ended January 31, 2014

During year ending 2014, no grants of common shares to directors were made.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 31, 2014, based upon ownership filings with the SEC, we have  shareholders that beneficially own more than 5% of our outstanding shares of common stock.  The following table sets forth the number of shares of our common stock beneficially owned as of January 31, 2014, by each director, the named executive officers and all of our directors and executive officers as a group, and the percentage represented by such shares of the total common stock outstanding on that date.

Name or Group	Number of Shares Common Stock Beneficially Owned	Percent of Class
James G. Borem	710,000	13%
James C. Lanshe	400,000	7%
Larry Wise	515,000	9%
Gunther Weisbrich	25,750	Less than 1%
All directors and executive officers as a group, including those named above (4 persons)	1,650,750	28.2%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that Gunther Weisbrich is an independent director under the definition found in Nasdaq Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors, Montgomery Coscia Greilich, LLP for the fiscal years ended January 31, 2014 and 2013:

	Years Ended January 31,
	2014	2013

Audit Fees (1)	$35,000	$30,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (filed as Exhibit 3.1 to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.2	Bylaws (filed as Exhibit 3.2 to our Form SB-2 Registration Statement filed on April 21, 2004 and incorporated by reference herein)

3.3	Amendment to the Articles of Incorporation changing the name to Nitro Petroleum Incorporated (filed as Exhibit 3.3 to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

3.4	Certificate of Change to the Articles of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K filed on October 29, 2012)

10.1	Nitro Petroleum Incorporated 2008 Stock Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on July 16, 2008)

10.2	Nitro Petroleum Incorporated 2009 Stock Incentive Plan (filed as Exhibit 4.01 to our Registration Statement on Form S-8 filed on August 25, 2009)

10.3	Nitro Petroleum Incorporated 2010 Stock Incentive Plan (filed as Exhibit 99 to our Registration Statement on Form S-8 filed on July 30, 2010)

14	Code of Ethics (filed as Exhibit 14.1 to our Form 10-KSB filed on May 15, 2006 and incorporated by reference herein)

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Petroleum Engineers

31.1	Rule 13a-14 Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

99.1	Report of Ramsey Property Management LLC

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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
President

Date: May 16, 2014

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James G. Borem	Director/President	May 16, 2014

/s/ James C. Lanshe	Chairman of the Board	May 16, 2014

/s/ Larry Wise	Director/Vice President	May 16, 2014

/s/ Gunther Weisbrich	Director	May 16, 2014

PART I – FINANCIAL INFORMATION

NITRO PETROLEUM INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nitro Petroleum Incorporated

We have audited the accompanying balance sheets of Nitro Petroleum Incorporated as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the fiscal years then ended.  Nitro Petroleum Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nitro Petroleum Incorporated as of January 31, 2014 and 2013, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Montgomery Coscia Greilich, LLP

Montgomery Coscia Greilich, LLP

Plano, Texas

May 16, 2014

NITRO PETROLEUM INCORPORATED

BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$190,827	$160,460
Accounts receivable	411,803	148,933
Due from related party	-	52,337
Total current assets	602,630	361,730

PROPERTY AND EQUIPMENT, NET	37,713	39,036
OIL AND GAS PROPERTIES, NET - USING FULL COST ACCOUNTING	2,166,921	1,015,446
Total assets	$2,807,264	$1,416,212

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$40,673	$78,515
Accounts payable	508,057	190,840
Accrued liabilities	352,259	224,915
Due to related party	2,012	882
Total current liabilities	903,001	495,152

LONG-TERM DEBT	175,000	-

ASSET RETIREMENT OBLIGATION	31,203	49,843
Total liabilities	1,109,204	544,995

STOCKHOLDERS' EQUITY
Preferred stock
Authorized: 10,000,000 preferred stock, $0.001 par value, none issued or outstanding	-	-
Common stock
Authorized: 20,000,000 common stock, $0.001 par value
Issued: 7,335,348 common stock at January 31, 2014 and 5,488,442 at January 31, 2013
Outstanding: 7,322,894 common stock at January 31, 2014 and 5,488,442 at January 31, 2013	7,335	5,488
Common stock, subscribed, 86,250 common shares subscribed at January 31, 2014	86	-
Additional paid-in capital	8,613,635	7,057,936
Treasury stock, 12,454 common shares at cost at January 31, 2014	(5,500)	-
Accumulated deficit	(6,917,496)	(6,192,207)
Total stockholders' equity	1,698,060	871,217

Total liabilities and stockholders' equity	$2,807,264	$1,416,212

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

STATEMENTS OF OPERATIONS

For the Fiscal Years Ended

	January 31, 2014	January 31, 2013

REVENUES
Oil and gas production	$498,330	$290,812
Production services	82,720	68,640
Gain on sale of oil and gas properties	683,834	318,215
Total revenues	1,264,884	677,667

COSTS AND EXPENSES
Lease operating expenses	566,123	704,895
Depletion, depreciation, amortization and accretion	133,769	62,923
Impairment loss	99,356	-
General and administrative	1,177,743	455,977
Total expenses	1,976,991	1,223,795

OPERATING LOSS	(712,107)	(546,128)

OTHER EXPENSE
Interest expense	(13,182)	-
Total other expense	(13,182)	-

LOSS BEFORE INCOME TAXES	(725,289)	(546,128)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(725,289)	$(546,128)

Net loss per share, basic	$(0.11)	$(0.23)

Net loss per share, diluted	$(0.11)	$(0.21)

Weighted average shares outstanding, basic	6,676,776	2,358,759

Weighted average shares outstanding, diluted	6,676,776	2,597,022

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Fiscal Years Ended January 31, 2014 and 2013

	Common Shares Number	Common Shares Value	Common Shares Subscribed	Common Shares Subscribed Value	Treasury Stock Shares	Treasury Shares Value	Additional Paid In Capital	Accumulated Deficit	Total
Balance, January 31, 2012	2,074,242	$2,074	-	$-	-	$-	$5,892,820	$(5,646,079)	$248,815

Common stock issued for services	2,015,000	2,015	-	-	-	-	396,955	-	398,970

Common stock sold	1,399,200	1,399	-	-	-	-	768,161	-	769,560

Net loss	-	-	-	-	-	-	-	(546,128)	(546,128)

Balance, January 31, 2013	5,488,442	5,488	-	-	-	-	7,057,936	(6,192,207)	871,217

Common stock sold	1,696,906	1,697	86,250	86	-	-	1,482,349	-	1,484,132
Common stock issued for services	150,000	150	-	-	-	-	73,350	-	73,500
Purchase of treasury stock	(12,454)	-	-	-	12,454	(5,500)	-	-	(5,500)
Net loss	-	-	-	-	-	-	-	(725,289)	(725,289)

Balance, January 31, 2014	7,322,894	$7,335	86,250	$86	12,454	$(5,500)	$8,613,635	$(6,917,496)	$1,698,060

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended

	January 31, 2014	January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(725,289)	$(546,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, depreciation, and amortization	130,961	61,397
Impairment loss	99,356	-
Share based compensation	73,500	398,970
Gain on sale of oil and gas properties	(683,834)	(318,215)
Accretion on asset retirement obligation	2,808	1,526
Change in operating assets and liabilities:
Accounts receivable	(262,870)	(134,145)
Accounts payable and accrued expenses	444,561	(182,097)
Net cash used in operating activities	(920,807)	(718,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil and gas properties	683,834	515,251
Purchases of oil and gas properties	(1,327,644)	(440,867)
Purchases of property, plant and equipment	(4,727)	(3,299)
Net cash provided by (used in) investing activities	(648,537)	71,085

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuances	1,484,046	769,560
Proceeds from issuance of common stock, subscribed	86	-
Net payments to related parties	(16,079)	(20,536)
Change in cash overdraft	(37,842)	52,844
Purchase of treasury stock	(5,500)	-
Proceeds from long term debt	175,000	-
Net cash provided by financing activities	1,599,711	801,868

Net increase in cash and cash equivalents	30,367	154,261
Cash and cash equivalents at beginning of year	160,460	6,199
Cash and cash equivalents at end of year	$190,827	$160,460

SUPPLEMENTAL INFORMATION
Cash paid for interest	$7,785	$-
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligations	$21,448	$(11,784)
Purchase of oil and gas properties in exchange for receivable forgiveness	$69,546	$-

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2014 and 2013

Note 1         Nature and Continuance of Operations

Nitro Petroleum Incorporated (the “Company”) was incorporated in October 2003 in the State of Nevada and has established its corporate offices in Shawnee, Oklahoma.  The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil, gas and natural gas liquids, and producing properties.  All business activities are conducted in Texas and Oklahoma and the Company sells its oil and gas to a limited number of domestic purchasers.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $6,917,496 since its inception, has a working capital deficiency of $300,371 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

The Company considers cash and cash equivalents to be all highly liquid debt instruments with a maturity when purchased of three months or less.  The Company had no cash equivalents as of January 31, 2014 and 2013.

The Company maintains its cash balances in two financial institutions in Shawnee and Tulsa, Oklahoma.  As of January 31, 2014 and 2013, the balances at these institutions do not exceed the Federal Deposit Insurance Corporation (FDIC) insured limits.

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

Note 2        Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense for the fiscal years ended January 31, 2014 and 2013 were $3,323 and $1,869, respectively.

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

Oil and gas properties are reviewed at cost annually for impairment. Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs are discounted to present value and compared to the carrying value of oil and gas properties.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than twenty-five percent (25%).

Assets Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred, when a reasonable estimate of fair value can be made.  The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation.  The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations.  Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.  At January 31, 2014 and 2013, the Company’s asset retirement obligation liability was $31,203 and $49,843, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations. For the year ended January 31, 2014, the Company recognized an impairment charge in the amount of $99,356. For the year ended January 31, 2013, the Company did not recognize an impairment charge related to long-lived assets or to the ceiling test limitations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At January 31, 2014 and 2013, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

Federal returns for fiscal tax years ending January 31, 2011 and after remain open to examination as of the balance sheet date. The statute of limitations differ from state to state; however, generally fiscal tax years ending January 31, 2011 and after remain open to state examination as of the balance sheet date.

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings available to common stockholders by the weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  At January 31, 2014 and 2013, warrants exercisable into shares of common stock, were not included in the computation of diluted EPS because the exercisable price was greater than the average market price of the common shares during the year.

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

Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and due to or from related party balances approximates their fair value because of the short maturity of these instruments.  Management believes that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. Debt balances reflect fair value of arrangements because they bear interest that is similar to those in the common market.

Revenue Recognition

Revenue from the sale of the oil and gas production is recognized when title passes from the operator of the oil and gas properties to purchasers.  Revenues from services are recognized when earned and realizable.  Gains or losses from sale of oil and gas properties are recognized when arrangements are executed.

Note 3        Oil and Gas Properties

At January 31, 2014 and 2013, the producing and undeveloped oil and gas properties were as follows:

	2014	2013

Cost of properties	$2,577,708	$1,301,322

Less: Accumulated depletion	(410,787)	(285,876)

Oil and gas properties, net	$2,166,921	$1,015,446

Depletion expense for the fiscal years ended January 31, 2014 and 2013, was $124,911 and $53,315, respectively.

Note 4        Property and Equipment

The following is a summary of property and equipment at January 31, 2014 and 2013:

	2014	2013

Land	$30,769	$30,769
Vehicle	29,499	26,749
Building	3,299	3,299
Office furniture and equipment	11,711	9,734

Total property and equipment	75,278	70,551

Less accumulated depreciation	(37,565)	(31,515)

Property and equipment, net	$37,713	$39,036

Depreciation expense for the fiscal years ended January 31, 2014 and 2013 was $6,050 and $8,082, respectively.

Note 5        Note Payable

On May 9, 2013, the Company issued a promissory note in the principal amount of $175,000. The promissory note bears interest at 9% on the outstanding balance, with interest payable semi-annually. No principal payments are required until the maturity date of June 30, 2016, at which time the term note is payable in full. The promissory note also contains a conversion feature, which allows the lender, at any time prior to maturity, on a one-time basis, to convert all or a portion of the principal amount of the note into common stock at a price per share of $0.55. At issuance, no value was assigned to this conversion feature. At January 31, 2014, the outstanding balance on the promissory note was $175,000.

Interest expense for the fiscal years ended January 31, 2014 and 2013 was $13,182 and $0, respectively.

Note 6        Income Taxes

At January 31, 2014, the Company has accumulated net operating loss carry forwards totaling $5,385,092, which may be applied against future years’ taxable income and begin to expire in 2025.

Significant components of the Company’s future tax assets and liabilities as of January 31, 2014 and 2013, after applying enacted corporate income tax rates, are as follows:

	2014	2013

Future income tax assets
Net tax operating loss carryforward	$1,830,931	$1,620,759
Oil and gas properties	4,366	7,384
Accrued Expenses	10,609	16,947
Less: Valuation allowance	(1,845,906)	(1,645,090)

	$-	$-

The Company recorded no income tax expense for the fiscal years ended January 31, 2014 and 2013, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either years due to the uncertainty of the Company’s ability to realize the future tax benefits. As such, the net value of the deferred tax assets has been reduced to zero by a valuation allowance.

The benefit for income taxes for fiscal years ended January 31, 2014 and 2013 is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2014	2013

Income tax benefit computed at the statutory rate of 34%	$246,598	$185,684
Increase (reduction ) in tax benefit resulting from:
Prior period adjustment	(0)	66,948
Permanent items	(36,426)	(1,549)
Valuation allowance	(210,172)	(251,083)

Net income tax benefit	$-	$-

Note 7        Capital Stock

On December 31, 2013, the Company issued an aggregate of 2,015,000 shares of the Company’s common stock to certain consultants, officers and directors of the Company valued at $398,970 for past services to the Company. On November 21, 2013, the Company issued an aggregate of 150,000 shares of the Company’s common stock to certain consultants of the Company. Shares were valued at $73,500 for services to the Company.

On December 27, 2012 and January 23, 2013, the Company issued an aggregate of 1,399,200 shares of the Company's common stock for aggregate consideration of approximately $769,560. In connection with such issuances, the Company also issued warrants expiring on December 31, 2014 that are exercisable into an aggregate of 2,798,400 shares of Common Stock, half of which have an exercise price of $0.90 and half of which have an exercise price of $1.50. The Company issued these shares of stock and associated warrants to raise capital to complete drilling on the Branch #1 well. During the fiscal year ended January 31, 2014, the Company issued an aggregate of 130,381 shares of the Company’s common stock for aggregate consideration of approximately $71,710. In connection with such issuances, the Company also issued warrants expiring on December 31, 2014 that are exercisable into an aggregate of 260,762 shares of Common Stock, half of which have an exercise price of $0.90 and half of which have an exercise price of $1.50. The Company issued these shares of stock and associated warrants to raise capital to complete drilling on the Branch #1 well.

During the fiscal year ended January 31, 2014, the Company issued an aggregate of 1,478,884 shares of the Company’s common stock for aggregate consideration of approximately $1,330,996. In connection with such issuances, the Company also issued warrants expiring on March 31, 2015 that are exercisable into an aggregate of 1,478,884 shares of Common Stock, which have an exercise price of $1.25. The Company issued these shares of stock and associated warrants to raise capital to complete drilling on the Giant #1 well and Giant #2 well.

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

As of January 31, 2012, 18,000 shares of restricted stock and no stock options have been granted under the 2008 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.  7,000 shares of restricted stock or non-incentive stock options remain available for grant under the 2008 Stock Incentive Plan.  No activity has occurred for the fiscal years ended January 31, 2014 or 2013.

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

As of January 31, 2012, all 100,000 shares of restricted stock and no stock options have been granted under the 2009 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.   No shares of restricted stock or non-incentive stock options remain available for grant under the 2009 Stock Incentive Plan.  No activity has occurred for the fiscal years ended January 31, 2014 or 2013.

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

As of January 31, 2012, 125,750 shares of restricted stock and no stock options have been granted under the 2010 Stock Incentive Plan, all of which are fully vested as of January 31, 2012.   49,250 shares of restricted stock or non-incentive stock options remain available for grant under the 2010 Stock Incentive Plan.  No activity has occurred for the fiscal years ended January 31, 2014 or 2013.

Note 8        Common Stock Subscriptions

The Company received net proceeds of $41,400 from the sale of 86,250 shares of common stock, which shares were sold in a private offering of units consisting of working interests in the Giant #2 Well and common stock. The Company has not issued these shares as of January 31, 2014, and has recorded these proceeds as common stock, subscribed, with the applicable amount in additional paid in capital.

Note 9        Related Party Transactions

The Company paid management fees to a company under the control of an Officer totaling $203,552 and $80,230, for the fiscal years ended January 31, 2014 and 2013, respectively.  These management fees are included in general and administrative expenses.

At January 31, 2014, the Company had a related party payable of $55,128 due to a company under control of an Officer. The Company also had a related party payable and expense of $6,000 and $24,000, repectively, for a company providing consulting services during the fiscal year ended January 31, 2014.

Note 10      Subsequent Events

There were no significant or material subsequent events as of the evaluation date May 16, 2014, which is the date the financial statements were available to be issued.

Note 11      Supplemental Oil and Gas Information (Unaudited)

	Full Cost
	2014	2013

Capitalized Costs Relating to Oil and Gas Producing Activities at January 31, 2014 and 2013
Unproved oil and gas properties	$-	$-
Proved oil and gas properties	2,577,708	1,301,322
Support equipment and facilities	-	-
	2,577,708	1,301,322

Less accumulated depreciation, depletion, amortization, and impairment	(410,787)	(285,876)
Net capitalized costs	$2,166,921	$1,015,446

Costs Incurred in Oil and Gas Producing Activities for the Fiscal Year Ended January 31, 2014 and 2013
Property acquisition costs
Proved	$-	$43,003
Other proved categories	$-	$-
Exploration costs	$-	$-
Development costs	$1,327,644	$397,864
Amortization rate per equivalent barrel of production	$12	$12

Results of Operations for Oil and Gas Producing Activities for the Fiscal Year Ended January 31, 2014 and 2013
Oil and gas sales	$498,330	$290,812
Production costs	(566,123)	(648,999)
Impairment loss	(99,356)	-
Depreciation, depletion, and amortization	(130,961)	(53,315)
	(298,110)	(411,502)
Income tax expense	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(298,110)	$(411,502)

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

Reserve Information, continued

The following is a summary of a standardized measure of discounted net cash flows related to the Company’s proved oil and natural gas reserves. For these calculations, estimated future cash flows from estimated future production of proved reserves for the year ended January 31, 2014 are computed using benchmark prices based on the unweighted arithmetic average of the first-day-of-the-month prices for oil and natural gas during each month of such fiscal years, as required by SEC Release No. 33-8995, “Modernization of Oil and Gas Reporting,” effective December 31, 2009.  Future expenditures to be incurred in developing and producing the proved reserves were estimated assuming that existing conditions would continue over the economic lives of the individual leases and costs were not escalated for the future. Estimated future income tax expenses were calculated by applying future statutory tax rates (based on the current tax law adjusted for permanent differences and tax credits) to the estimated future pretax net cash flows related to proved oil and natural gas reserves, less the tax basis of the properties involved.  The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2014		2013
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)

Proved developed and undeveloped reserves
Beginning of year	75,021	22,730	79,942	5,656
Revisions of previous estimates	3,414	8,920	(15,520)	(500)
Purchases of minerals in place	-	-	12,000	25,000
Production	(7,346)	(5,398)	(4,401)	(605)
Sales of minerals in place	-	-	3,000	6,821
End of year	71,089	26,252	75,021	22,730
Proved developed reserves
Beginning of year	29,530	3,014	19,673	5,565
End of year	48,520	26,252	29,530	3,014
Standardized measure of discounted future net cash flows at January 31, 2014 and 2013
Future cash flows		$6,660,307		$6,749,711
Future production costs		(2,669,005)		(2,958,348)
Future development costs		(77,189)		(294,527)
Future income tax expenses		-		-

Future net cash flows		3,914,113		3,496,836
10% annual discount for estimated timing of cash flows		(1,062,775)		(1,006,860)
Standardized measures of discounted future net cash flows relating to proved oil and gas reserves		$2,851,338		$2,489,976
The following reconciles the change in the standardized measure of discounted future net cash flow during 2014 and 2013
Beginning of year		$2,489,976		$2,836,544
Sales of oil and gas produced, net of production costs		67,793		358,187
Net changes in prices and production costs		(201,011)		(437,400)
Net change in estimated future development costs		217,338		398,013
Revisions of previous quantity estimates		277,242		(702,924)
Net change from purchases and sales of minerals in place		-		37,556
Change of discount		-		-
Net change in income taxes		-		-
End of year		$2,851,338		$2,489,976