Form 10-Q
period 2014-04-30
NITRO PETROLEUM INC.
filed 2014-06-12
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 12, 2014, there were 7,429,898 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical facts, are forward-looking statements. These forward-looking statements relate to, among other things, the following: our future financial and operating performance and results; our business strategy; market prices; and our plans and forecasts.

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	April 30, 2014 (Unaudited)	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,566	$190,827
Accounts receivable	526,143	411,803
Total current assets	545,709	602,630
PROPERTY AND EQUIPMENT, NET	37,025	37,713
OIL AND GAS PROPERTIES, NET	2,140,047	2,166,921
Total assets	$2,722,781	$2,807,264
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$77,803	$40,673
Accounts payable	462,471	508,057
Accrued liabilities	316,545	352,259
Due to related party	3,284	2,012
Total current liabilities	860,103	903,001
ASSET RETIREMENT OBLIGATION	31,905	31,203
LONG TERM DEBT	175,000	175,000
Total liabilities	1,067,008	1,109,204
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value
Authorized: 10,000,000 shares, none issued or outstanding
Common stock, $0.001 par value
Authorized: 20,000,000 shares
Issued: 7,335,348 shares at January 31, 2014 and 7,429,898 shares at April 30, 2014
Outstanding: 7,322,894 shares at January 31, 2014 and 7,417,444 shares at April 30, 2014	7,429	7,335
Common stock subscribed: 86,250 shares at January 31, 2014 and none at April 30, 2014	—	86
Additional paid-in capital	8,616,116	8,613,635
Treasury stock: 12,454 common shares at cost at January 31, 2014 and April 30, 2014	(5,500)	(5,500)
Accumulated deficit	(6,962,272)	(6,917,496)
Total stockholders' equity	1,655,773	1,698,060
Total liabilities and stockholders' equity	$2,722,781	$2,807,264

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2014	2013
REVENUES
Oil and gas production	$144,725	$105,332
Production services	22,440	17,160
Total revenues	167,165	122,492

COSTS AND EXPENSES
Lease operating expenses	18,453	181,438
General and administrative	151,233	270,579
Depletion, depreciation, amortization and accretion	38,505	14,582
Interest expense	3,751	—
Total expenses	211,942	466,599

OPERATING INCOME (LOSS)	(44,777)	(344,107)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(44,777)	(344,107)
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	$(44,777)	$(344,107)
Net income (loss) per common share, basic and diluted	$(0.01)	$(0.13)
Weighted average common shares outstanding, basic and diluted	7,354,410	2,597,022

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44,777)	$(344,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	37,803	13,142
Share based compensation expense	2,490	—
Accretion on asset retirement obligation	702	1,440
Changes in operating assets and liabilities:
Accounts receivable	(114,340)	(153,573)
Other current assets	—	(2,600)
Accounts payable	(45,586)	75,237
Accrued expenses	(35,714)	78,545
Lease development cost	—	289,299
Net cash used in operating activities	(199,422)	(42,617)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of oil and gas properties	(10,241)	(44,609)
Net cash used in investing activities	(10,241)	(44,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in due to/from related party	1,272	(17,782)
Proceeds of issuance of common stock subscribed	—	97,711
Purchase of treasury stock	—	(1,200)
Change in cash overdraft	37,130	(446)
Net cash provided by financing activities	38,402	78,283
Net increase (decrease) in cash and cash equivalents	(171,261)	(8,943)
Cash and cash equivalents at beginning of year	190,827	160,460
Cash and cash equivalents at end of year	$19,566	$151,517
SUPPLEMENTAL INFORMATION
Cash paid for interest	$7,875	$—

NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligation	$—	$6,460
Purchase of assets in exchange for receivables forgiveness	$—	$69,546

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1	Interim Reporting

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at April 30, 2014, our results of operations for the three months ended April 30, 2014 and our cash flows for the three months ended April 30, 2014. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimated. The results for interim periods are not necessarily indicative of annual results.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments to the carrying values and classifications of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. At April 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $6,962,272 since its inception, had a working capital deficiency of $314,394 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Note 3	Oil and Gas Properties- Continued

Future net cash flows from proved reserves using average monthly prices, non-escalated and net of future operating and development costs are discounted to present value and compared to the carrying value of oil and gas properties.

At April 30, 2014 and January 31, 2014, the producing and undeveloped oil and gas properties were as follows:

	April 30, 2014	January 31, 2014
Cost of properties	$2,587,949	$2,577,708

Less: Accumulated depletion	(447,902)	(410,787)

Oil and gas properties net	$2,140,047	$2,166,921

Depletion expense for the three months ended April 30, 2014 and 2013 was $37,115 and $11,356, respectively.

Note 4	Common Stock

On March 14, 2014, the Company issued an aggregate of 8,300 shares of the Company’s common stock to certain related parties of the Company. Shares were valued at $2,490 for services to the Company.

Note 5	Related Party Transactions

The Company discontinued management fees for the quarter ended April 30, 2014. During the quarter ended April 30, 2013, the Company paid management fees to various companies under the common control of executive officers of the Company, totaling $63,000. The management fees are included in general and administrative expenses. The officers of the Company do not receive cash compensation. From time-to-time officers receive stock-based compensation, as determined by the Board of Directors. No stock-based compensation was awarded during the three months ended April 30, 2014 or 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources.  This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report, as well as our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended January 31, 2014.  The following discussion contains forward-looking statements that are dependent upon events, risks and uncertainties that may be outside our control.  Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and crude oil, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, as well as those factors discussed below and elsewhere in this report and in our Annual Report on Form 10-K for the year ended January 31, 2014, all of which are difficult to predict.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The financial information with respect to the three month periods ended April 30, 2014 and 2013 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

Oil and gas production

For the three months ended April 30, 2014, the Company’s revenues from oil and gas production were $144,725, an increase of $39,393 compared to oil and gas production during the three months ended April 30, 2013 of $105,332. This increase was attributable to increased production from Branch #1, Crown #3, Giant #1-21, Giant #2, and improved production from the Quinlan properties. Gross production for the three months ended April 30, 2014 increased by 2,617 BOE (barrel of oil equivalent) from the same three months in 2013; the increase in production contributed to the increase in revenue.

Production services

For the three months ended April 30, 2014, revenues from production services increased over the same period in the prior year by $5,280, as a result in administrative charges for operator fees on additional properties: Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1.

Lease operating expenses

For the three months ended April 30, 2014, the Company’s lease operating expenses were $18,453, a decrease of $162,985 compared to the three months ended April 30, 2013 of $181,438. This decrease was a result of prior operating costs associated with additional producing properties: Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1.

General and administrative expenses

For the three months ended April 30, 2014, the Company’s general and administrative expenses were $151,233, a decrease of $119,346 over the three months ended April 30, 2013 of $270,579. This decrease in general and administrative expenses is primarily a result of decreased management fees paid to companies under the control of executive officers of the Company of $63,000. Salary expense decreased by $52,538; the Company did not have any salaried employees during the current period, thus no expense was incurred. Geology type expenses have also decreased by $3,695.

Liquidity and Capital Resources

As of April 30, 2014 and January 31, 2014, the Company’s cash balances were $19,566 and $190,827, respectively. This decrease in cash as of April 30, 2014 relates primarily to continued operating activities. Net cash used in the Company’s operating activities was $199,422 for the three months ended April 30, 2014, compared to net cash used in operating activities of $42,617 during the comparable period in 2013. This change was primarily attributable to the increase in accounts receivable and decrease in accounts payable and accrued liabilities for the quarter ended April 30, 2014.

The Company is continuing to reduce general and administrative expenses. The Company expects to improve net cash flow in the next 3 to 12 months through cost control measures.

The net cash used in investing activities is attributable to the purchase of oil and gas properties of $10,241 during the three months ended April 30, 2014.

Cash generated from the Company’s financing activities was $38,402 for the three months ended April 30, 2014, compared to $78,283 during the comparable period in 2013. This decrease was primarily attributable to proceeds from the sale of common stock of $97,711, during the three months ended April 30, 2013. The decrease was partially offset by an increase in bank overdraft of $37,130.

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

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any acquisitions and exploration activities. These conditions raise substantial doubt about our ability to continue as a going concern without further financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at April 30, 2014 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We have taken, and are continuing to take steps to remedy these deficiencies as quickly as possible.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 14, 2014, the Company issued 8,300 shares of common stock for services rendered to the Company. These shares were issued by the Company in reliance upon an exemption from registration set forth in Regulation D under and/or Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

Date: June 12, 2014