Form 10-Q
period 2014-07-31
NITRO PETROLEUM INC.
filed 2014-11-21
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10 - Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50932

Nitro Petroleum Incorporated

(Exact name of registrant as specified in its charter)

Nevada	98-0488493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14285 Acme Rd.

Shawnee, OK 74801

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

As of November 21, 2014, there were 7,417,444 shares of the registrant’s Common Stock outstanding.

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

Forward-looking statements are identified by use of terms and phrases such as “may,” “expect,” “estimate,” “project,” “plan,” “believe,” “intend,” “achievable,” “anticipate,” “will,” “continue,” “potential,” “should,” “could” and similar words and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. You should consider carefully the statements in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2014, as well as other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements, including, but not limited to, the following factors:

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to expand our business and fully develop our undeveloped acreage positions;
•	the volatility in commodity prices for oil and natural gas;
•	the possibility that the industry may be subject to future regulatory or legislative actions (including any additional taxes);
•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•	the ability to replace oil and natural gas reserves;
•	lease or title issues or defects to our oil and gas properties;
•	environmental risks;
•	drilling and operating risks;
•	exploration and development risks;
•	competition, including competition for acreage in natural gas producing areas;
•	management’s ability to execute our plans to meet our goals;
•	our ability to retain key members of senior management;
•	our ability to obtain goods and services, such as drilling rigs and other oilfield equipment, and access to adequate gathering systems and pipeline take-away capacity, to execute our drilling program;
•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business, may be less favorable than expected, including that the United States economic slow-down might continue to negatively affect the demand for natural gas, oil and natural gas liquids;
•	continued hostilities in the Middle East and other sustained military campaigns or acts of terrorism or sabotage; and
•	other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our business, operations or pricing.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this special note and elsewhere in this document. Other than as required under the securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	July 31, 2014 (Unaudited)	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,117	$190,827
Accounts receivable	466,163	411,803
Total current assets	500,280	602,630
PROPERTY AND EQUIPMENT, NET	39,837	37,713
OIL AND GAS PROPERTIES, NET	2,268,865	2,166,921
Total assets	$2,808,982	$2,807,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Cash overdraft	$126,608	$40,673
Accounts payable	366,049	508,057
Accrued liabilities	320,546	352,259
Due to related party	1,070	2,012
Total current liabilities	814,273	903,001
ASSET RETIREMENT OBLIGATION	32,607	31,203
LONG TERM LIABILITIES – RELATED PARTY	—	175,000
Total liabilities	846,880	1,109,204
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value Authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value Authorized: 20,000,000 shares Issued: 7,335,348 shares at January 31, 2014 and 7,429,898 shares at July 31, 2014 Outstanding: 7,322,894 shares at January 31, 2014 and 7,417,444 shares at July 31, 2014	7,429	7,335
Common stock subscribed: 86,250 shares at January 31, 2014 and none at July 31, 2014	—	86
Additional paid-in capital	8,616,117	8,613,635
Treasury stock: 12,454 common shares at cost at January 31, 2014 and July 31, 2014	(5,500)	(5,500)
Accumulated deficit	(6,655,944)	(6,917,496)
Total stockholders’ equity	1,962,102	1,698,060
Total liabilities and stockholders’ equity	$2,808,982	$2,807,264

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
REVENUES
Oil and gas production	$179,428	$17,394	$324,153	$122,726
Production services	21,560	21,120	44,000	38,280
Gain on sale of oil & gas properties	363,919	377,163	363,919	377,163
Total revenues	$564,907	$415,677	$732,072	$538,169

COSTS AND EXPENSES
Lease operating expenses	$88,170	$103,957	$106,623	$285,395
General and administrative	125,453	309,617	276,686	580,196
Depletion, depreciation, amortization and accretion	44,955	16,385	83,460	30,967
Interest expense	—	3,582	3,751	3,582
Total expenses	$258,578	$433,541	$470,520	$900,140

OPERATING INCOME (LOSS)	$306,329	$(17,864)	$261,552	$(361,971)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	306,329	(17,864)	261,552	(361,971)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$306,329	$(17,864)	$261,552	$(361,971)
Net income (loss) per common share, basic	$0.04	$(0.01)	$0.04	$(0.14)
Net income (loss) per common share, diluted	0.04	(0.01)	0.04	(0.13)
Weighted average common shares outstanding, basic	7,417,444	2,636,759	7,402,295	2,636,759
Weighted average common shares outstanding, diluted	7,417,444	2,875,022	7,402,295	2,875,022

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$261,552	$(361,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	82,054	27,206
Share based compensation expense	2,490	—
Gain on sale of oil and gas properties	(363,919)	—
Accretion on asset retirement obligation	1,406	3,761
Changes in operating assets and liabilities:
Accounts receivable	(54,360)	(366,815)
Due to related party	—	—
Other current assets		(6,475)
Accounts payable	(142,008)	282,800
Accrued expenses	(30,529)	104,588
Lease development cost	—	—
Net cash used in operating activities	(243,314)	(316,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil & gas properties	20,000	—
Proceeds from sale of AFS investments	—	—
Purchases of AFS investments	—	—
Purchases of oil and gas properties	(14,889)	(877,242)
Purchase of property, plant and equipment	(3,500)	(1,541)
Net cash provided by (used in) investing activities	1,611	(878,783)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,002,525
Change in due to/from related party	(942)	(17,821)
Proceeds of issuance of common stock subscribed	—	440,207
Purchase of treasury stock	—	(1,200)
Proceeds from long-term debt	—	175,000
Additional Paid in Capital	—	—
Change in cash overdraft	85,935	(13,639)

Net cash provided by financing activities	84,993	1,585,072
Net increase (decrease) in cash and cash equivalents	(156,710)	389,383
Cash and cash equivalents at beginning of year	190,827	160,460
Cash and cash equivalents at end of year	$34,117	$549,843

SUPPLEMENTAL INFORMATION
Cash paid for interest	$9,059	$—
Cash paid for income taxes	$—	$—

NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligation	$—	27,811
Purchase of oil and gas properties in exchange of debt forgiveness	$351,184	$—
Purchase of assets in exchange for receivables forgiveness	$—	$69,546

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1	Basis of Presentation

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) as of July 31, 2014 and January 31, 2014. Include all transactions occurring during the period from the Company’s incorporation to its fiscal year end. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. This includes all normal and recurring adjustments. References to GAAP are done using the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or “Codification”) 105, Generally Accepted Accounting Principles (“ASC 105”).

The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended January 31, 2014 (including the notes thereto) set forth in Form 10-K.

Note 2	Summary of Selected Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

Note 3	Going Concern and Continuance of Operations

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

At July 31, 2014, the Company had achieved profitability for the three months ended in the amount of $306,329 and profitability for six months ended $261,552 and has accumulated losses of $6,655,944 since its inception, had a working capital deficiency of $313,993 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

During the six months ended July 31, 2014, Company sold eleven (11) percent working interest in producing well, Quinlan # 2 in exchange of cash payment of $20,000, settlement of long-term debt and its accrued interest and working interest oil and gas property. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 4	Oil and Gas Properties

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

At July 31, 2014 and January 31, 2014, the producing and undeveloped oil and gas properties were as follows:

	July 31, 2014	January 31, 2014
Cost of properties	$2,750,859	$2,577,708
Less: Accumulated depletion	(481,994)	(410,787)
Oil and gas properties net	$2,268,865	$2,166,921

Depletion expense for the six months ended July 31, 2014 and 2013 was $80,678 and $23,597 respectively.

Note 5	Common Stock

On March 14, 2014, the Company issued an aggregate of 8,300 shares of the Company’s common stock to certain related parties of the Company. Shares were valued at $2,490 for services to the Company.

Note 6	Related Party Transactions

The Company discontinued management fees for the quarter ended July 31, 2014. During the quarter ended July 31, 2013, the Company paid management fees to various companies under the common control of executive officers of the Company, totaling $51,289. These management fees are included in general and administrative expenses. The officers of the Company do not receive cash compensation. From time-to-time officers receive stock-based compensation, as determined by the Board of Directors. Stock-based compensation in the amount of $ 2,490 was awarded during the six months ended July 31, 2014.

On May 9, 2013, the Company issued a promissory note in the principal amount of $175,000. The promissory note bears interest at 9% on the outstanding balance, with interest payable semi-annually. No principal payments are required until the maturity date of June 30, 2016, at which time the term note is payable in full. The promissory note also contains a conversion feature, which allows the lender, at any time prior to maturity, on a one-time basis, to convert all or a portion of the principal amount of the note into common stock at a price per share of $0.55. At issuance, no value was assigned to this conversion feature. As of July 31, 2014, the note was paid off in exchange of 11% working interest in producing well Quinlan #2.

Note 7	Subsequent Events

Subsequent to July 31, 2014, the Company entered into a letter agreement in principle with Core Resource Management, Inc. (“CRMI”) (OTCQB: CRMI), to acquire all of the outstanding common stock of the Company through the merger of a wholly-owned subsidiary of CRMI with and into the Company. In the merger, each stockholder of the Company will receive one share of CRMI for each 10.5 shares of the Company held of record by the stockholder. Consummation of the merger is contingent on a number of factors, including, but not limited to, execution by the Company and CRMI of a mutually agreeable, detailed definitive agreement, satisfactory completion of due diligence by CRMI, securing of all necessary regulatory approvals and securing of board of director and stockholder approvals of the merger.

Subsequent to July 31, 2014, the Company executed a note agreement with CRMI for working capital. The maximum borrowing capacity under the note agreement is $500,000. The note bears and interest rate of 12% and due on demand.

The Company has evaluated subsequent events through November 21, 2014, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

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

The financial information with respect to the three and six month periods ended July 31, 2014 that is discussed below is unaudited. In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

As described in 8-K filings, Subsequent developments following quarter end, the Company has consummated a joint-venture agreement and entered into an executed definitive merger agreement with Core Resource Management, Inc. (“CRMI”) (OTBQB: CRMI) The Company completed a merger agreement with CRMI on August 28, 2014. Upon closing CRMI will acquire all of the issued and outstanding stock of the Company through Core Resource Management Holding Co., (a merger subsidiary of Company) in a reverse triangular merger structure. The Company will survive the merger and remain a wholly owned subsidiary of CRMI. Upon final consummation of the Merger, based on the number of shares of the Company’s common stock outstanding on August 28, 2014, each outstanding share of the Company’s common stock (other than shares held by the Company’s stockholders properly exercising dissenters’ rights) would be converted into .0952 shares of CRMI’s common stock (Ratio 10.5 to 1). Management believes the merger will add significant assets to the Company’s portfolio, expand Company reach into newer markets, allow the Company to obtain new acquisitions within the Oklahoma region and beyond, as well as creating a synergistic management competency to the consolidated Company, from the Company’s current management talent pool.

Financial Condition and Results of Operations

Revenues

The Company has three main revenue streams, including oil and gas production, production services, and sales of oil and gas properties.

Oil and gas production

For the three and six months ended July 31, 2014, the Company’s revenues from oil and gas production were $179,428, and $324,153, respectively, an increase of $162,034 and $201,427 compared to oil and gas production during the three and six months ended July 31, 2013 of $17,394 and $122,726. This increase was attributable to increased production from Branch #1, Crown # 3, Giant #1-21, Giant # 2, and improved production from the Quinlan properties. Gross production for the six months ended July 31, 2014 increased by 2,189 BOE (barrel of oil equivalent) from the same six months in 2013; the increase in production contributed to the increase in revenue.

Production services

For the three and six months ended July 31, 2014, revenues from production services increased over the same period in the prior year by $440 and $5,720, respectively, as a result in administrative charges for operator fees on additional properties: Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1. During the six months ended July 31, 2014, Company sold eleven (11) percent working interest in producing well, Quinlan # 2, in the amount of

$371,184.

Expenses

Lease operating expenses

For the three and six months ended July 31, 2014, the Company’s lease operating expenses were $88,170 and $106,623, a decrease of $15,787 and $178,772 compared to the three and six months ended July 31, 2013 of $103,957 and $285,395. This decrease was a result of prior operating costs associated with additional producing properties: Branch # 1, Quinlan # 3, Thompson 2-18 and Giant # 1.

General and administrative expenses

For the three and six months ended July 31, 2014, the Company’s general and administrative expenses were $125,453 and $276,686, respectively, a decrease of $184,164 and $303,510 over the three and six months ended July 31, 2013 of $309,617 and $ 580,196. This decrease in general and administrative expenses is primarily a result of decreased management fees, paid to companies under the control of executive officers of the Company, $100,908, salary expense decreased by $105,075; the Company did not have any salaried employees during the current period, thus no expense was incurred. Geology type expenses decreased by $10,895, accounting and legal decreased $46,737.

Liquidity and Capital Resources

As of July 31, 2014 and January 31, 2014, the Company’s cash balances were $34,117 and $190,827, respectively. This decrease in cash as of July 31, 2014 relates primarily to continued operating activities. Net cash used in the Company’s operating activities was $243,314 for the six months ended July 31, 2014, compared to net cash used in operating activities of $316,906 during the comparable period in 2013. This change was primarily attributable to the increase in accounts receivable and decrease in accounts payable and accrued liabilities for the quarter ended July 31, 2014.

The Company is continuing to reduce general and administrative expenses. The Company expects to improve net cash flow in the next 3 to 12 months through cost control measures.

The net cash used in investing activities is primarily attributable to the purchase of oil and gas properties of $14,887 during the six months ended July 31, 2014.

Cash provided by the Company’s financing activities was $84,993 for the six months ended July 31, 2014, compared to $1,585,072 during the comparable period in 2013. This change primarily attributable to proceeds from the sale of common stock of $1,442,732, during the six months ended July 31, 2013. The decrease was partially offset by an increase in bank overdraft of $85,935.

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

Going Concern

The Company has attained profitable operations for the three and six months ended July 31, 2014 but is still dependent upon obtaining financing to pursue any acquisitions and exploration activities. These conditions raise substantial doubt about its ability to continue as a going concern without further financing. For these reasons, our audit report for the year ended January 31, 2014 states that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

Known Trends or Uncertainties

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to maintain our borrowing capacity, repay current or future indebtedness and obtain additional capital on attractive terms. Our future financial condition, access to capital, cash flow and results of operations are linked to a robust oil and gas market. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Current price compression of Oil Commodity Prices have left uncertainty as to the future profitability of operations. If Oil Prices continue to decline, the Company as a going concern without supplemental financing support.

While Management believes modest fluctuations will not have a vast material affect, major price drops in oil and gas commodity prices will have a material effect on Company earnings. Further, potential major regulatory shifts that create significant expense to oil and gas processing or recovery would materially affect the Company.

Climate Change

Management has evaluated the potential material result of a change in climate change. An indirect consequence of aggressive environmental regulation could change the ability of American companies to drill oil and gas. Management’s risk management position is to acquire currently proven properties and producing wells to mitigate the risk of regulation on new developments. Yet, the overall impact can not be clearly understood and could have a detrimental result.

Any climate change legislation could have an effect on the profitability of the Company’s drilling partners and the Company in general. While there is currently no known policy that would have this impact, the Company continues to assess the potential risk of such legislation or regulation would create as a material consequence. The potential impact would create an increase in the cost of drilling, thereby raise the production cost to realize the market price of the commodities (oil and gas). Increase regulation regarding the water disposal of such drilling of oil would also increase the cost of production and alter the Company’s competitive business model.

An indirect consequence of environmental regulation may be the subsidies created to fund alternative energy. Such subsidies may make other forms of energy more competitively priced and thus decrease the demand for oil and gas. Further, some of the subsidies and tax incentives present to in the oil drilling and discovery sector, would increase the operational cost of such efforts. Thus, Company drilling partners would not be as competitively situated within the energy sector as a whole.

Finally, actual physical changes to the environment, would create drilling challenges and risk for oil and gas production. At minimum, the physical change would increase the insurance premiums necessary to cover operations as a going concern and increase cost of insuring labor.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has concluded that the design and operations of our internal controls over financial reporting at July 31, 2014 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

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

Not applicable

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None. 8-K reported

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

Date: November 21, 2014