Form 10-Q
period 2014-10-31
NITRO PETROLEUM INC.
filed 2014-12-22
CIK 1285236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of December 15, 2014, there were 7,417,444 shares of the registrant’s Common Stock outstanding.

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NITRO PETROLEUM INCORPORATED

CONDENSED BALANCE SHEETS

	October 31, 2014
	(Unaudited)	January 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$190,827
Accounts receivable	558,748	411,803
Total current assets	558,748	602,630
PROPERTY AND EQUIPMENT, NET	41,353	37,713
OIL AND GAS PROPERTIES, NET	2,257,939	2,166,921
Total assets	$2,858,040	$2,807,264
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Cash overdraft	$156,241	$40,673
Accounts payable	357,168	508,057
Accrued liabilities	306,857	352,259
Due to related party	1,281	2,012
Total current liabilities	821,547	903,001
ASSET RETIREMENT OBLIGATION	33,309	31,203
LONG TERM LIABILITIES – RELATED PARTY	334,622	175,000

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	1,189,478	1,109,204

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, authorized: 10,000,000 shares; none issued or outstanding	—	—
Common stock, $0.001 par value, authorized: 20,000,000 shares,
Issued: 7,335,348 shares at January 31, 2014 and 7,429,898 shares at October 31, 2014
Outstanding: 7,322,894 shares at January 31, 2014 and 7,417,444 shares at October 31, 2014	7,429	7,335
Common stock subscribed: 86,250 shares at January 31, 2014 and none at October 31, 2014	—	86
Additional paid-in capital	8,616,117	8,613,635
Treasury stock: 12,454 common shares at cost at January 31, 2014 and October 31, 2014	(5,500)	(5,500)
Accumulated deficit	(6,949,484)	(6,917,496)
Total stockholders' equity	1,668,562	1,698,060
Total liabilities and stockholders' equity	$2,858,040	$2,807,264

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
REVENUES
Oil and gas production	$102,699	$308,903	$426,852	$431,629
Production services	21,120	22,440	65,120	60,720
Gain on sale of oil & gas properties	—	282,011	363,919	659,174
Total revenues	$123,819	$613,354	$855,891	$1,151,523

COSTS AND EXPENSES
Lease operating expenses	$253,026	$79,446	$359,649	$364,841
General and administrative	118,132	275,206	394,818	855,402
Depletion, depreciation, amortization and accretion	43,229	64,743	126,689	95,709
Interest expense	2,972	4,293	6,723	7,875
Total expenses	$417,359	$423,688	$887,879	$1,323,827

OPERATING INCOME (LOSS)	$(293,540)	$189,666	$(31,988)	$(172,304)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(293,540)	189,666	(31,988)	(172,304)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$(293,540)	$189,666	$(31,988)	$(172,304)
Net income (loss) per common share, basic	$(0.04)	$0.03	$—	$(0.03)
Net income (loss) per common share, diluted	$(0.04)	$0.03	$—	$(0.03)
Weighted average common shares outstanding, basic	7,417,444	6,984,592	7,407,400	6,348,936
Weighted average common shares outstanding, diluted	7,417,444	6,984,592	7,407,400	6,348,936

See accompanying notes to financial statements.

  NITRO PETROLEUM INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,988)	$(172,304)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation, and amortization	124,583	89,433
Share based compensation expense	2,490	—
Gain on sale of oil and gas properties	(363,919)	(659,174)
Accretion on asset retirement obligation	2,106	6,276
Changes in operating assets and liabilities:
Accounts receivable	(146,945)	(321,399)
Other current assets		(2,600)
Accounts payable	(150,889)	397,850
Accrued expenses	(44,218)	22,921
Net cash used in operating activities	(608,780)	(638,997)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of oil & gas properties	20,000	832,174
Purchases of oil and gas properties	(45,666)	(1,320,856)
Purchase of property, plant and equipment	(5,840)	(1,541)
Net cash provided by (used in) investing activities	(31,506)	(490,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1,442,732
Change in due to/from related party	333,891	(16,832)
Proceeds of issuance of common stock subscribed	—	39,600
Purchase of treasury stock	—	(5,500)
Proceeds from long-term debt	—	175,000
Change in cash overdraft	115,568	(49,327)
Net cash provided by financing activities	449,459	1,585,673
Net increase (decrease) in cash and cash equivalents	(190,827)	456,453
Cash and cash equivalents at beginning of year	190,827	160,460
Cash and cash equivalents at end of year	$—	$616,913

SUPPLEMENTAL INFORMATION
Cash paid for interest	$9,059	$7,875
Cash paid for income taxes	$—	$—
NON-CASH TRANSACTIONS
Change in estimate for asset retirement obligation	$—	$28,176
Purchase of oil and gas properties in exchange of debt forgiveness	$351,184	$—
Purchase of assets in exchange for receivables forgiveness	$—	$69,546

See accompanying notes to financial statements.

NITRO PETROLEUM INCORPORATED

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1	Basis of Presentation

The accompanying financial statements of Nitro Petroleum Incorporated (the “Company”) as of October 31, 2014 and January 31, 2014 include all transactions occurring during the period from the Company’s incorporation to its fiscal year end.  These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

At October 31, 2014, the Company had losses for the three months ended in the amount of $293,540 and loss for nine months ended $31,988 and has accumulated losses of $6,949,484 since its inception, had a working capital deficiency of $262,799 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

During the nine months ended October 31, 2014, Company sold eleven (11) percent working interest in producing well, Quinlan # 2 in exchange of cash payment of $20,000, settlement of long-term debt and its accrued interest and working interest oil and gas property. Management has no formal plan in place to address this concern but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

At October 31, 2014 and January 31, 2014, the producing and undeveloped oil and gas properties were as follows:

	October 31, 2014	January 31, 2014
Cost of properties	$2,781,639	$2,577,708
Less: Accumulated depletion	(523,700)	(410,787)
Oil and gas properties net	$2,257,939	$2,166,921

Depletion expense for the nine months ended October 31, 2014 and 2013 was $122,384 and $83,918 respectively.

Note 5	Common Stock

On March 14, 2014, the Company issued an aggregate of 8,300 shares of the Company’s common stock to certain related parties of the Company. Shares were valued at $2,490 for services to the Company.

Note 6	Related Party Transactions

The Company discontinued management fees for the quarter ended October 31, 2014. During the nine months ended October 31, 2013, the Company paid management fees to various companies under the common control of executive officers of the Company, totaling $148,500. These management fees are included in general and administrative expenses. The officers of the Company do not receive cash compensation. From time-to-time officers receive stock-based compensation, as determined by the Board of Directors. Stock-based compensation in the amount of $ 2,490 was awarded during the nine months ended October 31, 2014.

On May 9, 2013, the Company issued a promissory note in the principal amount of $175,000. The promissory note bears interest at 9% on the outstanding balance, with interest payable semi-annually. No principal payments are required until the maturity date of June 30, 2016, at which time the term note is payable in full. The promissory note also contains a conversion feature, which allows the lender, at any time prior to maturity, on a one-time basis, to convert all or a portion of the principal amount of the note into common stock at a price per share of $0.55. At issuance, no value was assigned to this conversion feature. As of October 31, 2014, the note was paid off in exchange of 11% working interest in producing well Quinlan #2.

The Company executed a note agreement with CRMI for working capital. The maximum borrowing capacity under the note agreement is $500,000. The note bears an interest rate of 12% and due on demand. The amount payable as of October 31, 2014 was $334,622.

Note 7	Subsequent Events

Subsequent to October 31, 2014, the Company entered into a letter agreement in principle with Core Resource Management, Inc. (“CRMI”) (OTCQB: CRMI), to acquire all of the outstanding common stock of the Company through the merger of a wholly-owned subsidiary of CRMI with and into the Company.  In the merger, each stockholder of the Company will receive one share of CRMI for each 10.5 shares of the Company held of record by the stockholder.  Consummation of the merger is contingent on a number of factors, including, but not limited to, execution by the Company and CRMI of a mutually agreeable, detailed definitive agreement, satisfactory completion of due diligence by CRMI, securing of all necessary regulatory approvals and securing of board of director and stockholder approvals of the merger.

The Company has evaluated subsequent events through December 15, 2014, the date the financial statements were available to be issued. No events have occurred which would have a material effect on the financial statements of the Company as of that date.

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

The financial information with respect to the three and nine month periods ended October 31, 2014 that is discussed below is unaudited.  In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary to state fairly the unaudited financial statements.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

As described in 8-K filings, Subsequent developments following quarter end, the Company has consummated a joint-venture agreement and entered into an executed definitive merger agreement with Core Resource Management, Inc. (“CRMI”) (OTBQB: CRMI) The Company completed a merger agreement with CRMI on August 28, 2014. Upon closing CRMI will acquire all of the issued and outstanding stock of the Company through Core Resource Management Holding Co., (a merger subsidiary of Company) in a reverse triangular merger structure. The Company will survive the merger and remain a wholly owned subsidiary of CRMI. Upon final consummation of the Merger, based on the number of shares of the Company’s common stock outstanding on August 28, 2014, each outstanding share of the Company’s common stock (other than shares held by the Company’s stockholders properly exercising dissenters' rights) would be converted into .0952 shares of CRMI’s common stock (Ratio 10.5 to 1). Management believes the merger will add significant assets to the Company’s portfolio, expand Company reach into newer markets, allow the Company to obtain new acquisitions within the Oklahoma region and beyond, as well as creating a synergistic management competency to the consolidated Company, from the Company’s current management talent pool.

Financial Condition and Results of Operations

Revenues

The Company has three main revenue streams, including oil and gas production, production services, and sales of oil and gas properties.

Oil and gas production

For the three and nine months ended October 31, 2014, the Company’s revenues from oil and gas production were $102,699, and $426,852, respectively, an decrease of $206,204 and $4,777 compared to oil and gas production during the three and nine months ended October 31, 2013 of $308,903 and $431,629. This decrease in production revenue was attributable to the sale of the Company’s interest in oil and gas properties; Giant #1-21, Giant #2, and Quinlan #2. There were decreased general reduction in production from Branch #1 and Crown #1 also due to work over of Quinlan #1 and Quinlan #3. Revenue was further reduced with the decrease in pricing of both oil and natural gas.

Production services

For the three months ended October 31, 2014, revenues from production services decreased over the same period in the prior year by $1,320 and for the nine months ended October 31, 2014 increased over the same period in the prior year $4,400, respectively, as a result of changes in administrative charges for operator fees during the period. During the nine months ended October 31, 2014, Company sold eleven (11) percent working interest in producing well, Quinlan # 2, in the amount of $371,184.

Expenses

Lease operating expenses

For the three months ended October 31, 2014, the Company’s lease operating expenses were $253,026 an increase of $173,580 compared to the same period ended October 31, 2013 of $79,446. For the nine months ended October 31, 2014, the Company’s lease operating expenses were $359,649 a decrease of $5,192 compared to the same period ended October 31, 2013 of $364,841. This increase was a result of additional lease operating costs on all properties and additional work over costs associated with Plummer #1, Quinlan #1, #2 and #3, Razorback #1, Roach #1 SWD and White 12-1.

General and administrative expenses

For the three and nine months ended October 31, 2014, the Company’s general and administrative expenses were $118,132 and $394,818, respectively, a decrease of $157,074 and $460,584 over the three and nine months ended October 31, 2013 of $275,206 and $855,402. This decrease in general and administrative expenses is primarily a result of decreased management fees in the amount of $151,814 for the nine months ended October 31, 2014 and additional decreases related to accounting and legal fees, office rent, geology expenses and salaries.

Liquidity and Capital Resources

As of October 31, 2014 and January 31, 2014, the Company’s cash balances were $0 and $190,827, respectively. This decrease in cash as of October 31, 2014 relates primarily to net cash flow used in continued operating activities. Net cash used in the Company’s operating activities was $608,780 for the nine months ended October 31, 2014, compared to net cash used in operating activities of $638,997 during the comparable period in 2013. This change was primarily attributable to the increase in accounts receivable and decrease in accounts payable and accrued liabilities for the quarter ended October 31, 2014.

The Company is continuing to reduce general and administrative expenses. The Company expects to improve net cash flow in the next 3 to 12 months through cost control measures.

The net cash used in investing activities is primarily attributable to the purchase of oil and gas properties of $45,666 and cash receipts from sale of oil and gas properties of $20,000 during the nine months ended October 31, 2014.

Cash provided by the Company’s financing activities was $449,549 for the nine months ended October 31, 2014, compared to $1,585,673 during the comparable period in 2013. This change primarily attributable to proceeds from the sale of common stock of $1,442,732, during the nine months ended October 31, 2013. The decrease was partially offset by an increase in bank overdraft of $164,895.

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

Going Concern

The Company has attained profitable operations for the three and nine months ended October 31, 2014 but is still dependent upon obtaining financing to pursue any acquisitions and exploration activities. These conditions raise substantial doubt about its ability to continue as a going concern without further financing. For these reasons, our audit report for the year ended January 31, 2014 states that there is substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports that it files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer (referred to in this periodic report as the Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s management evaluated, with the participation of its Certifying Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Our Certifying Officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not effective. We are taking steps to remedy these deficiencies as quickly as possible.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Management has concluded that the design and operations of our internal controls over financial reporting at October 31, 2014 were not effective due to lack of segregation of duties and did not provide reasonable assurance that the books and records accurately reflected our transactions. We are taking steps to remedy these deficiencies as quickly as possible.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Presently there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

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

NITRO PETROLEUM INCORPORATED

By:	/s/ James G. Borem
James G. Borem,
President, Chief Executive Officer and
Interim Chief Financial Officer

Date:	December 15, 2014